Form 10-Q
period 1995-09-30
NETWORK LONG DISTANCE INC
filed 1995-11-13
CIK 830488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1995.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ , 19__ to ____________ , 19__.

                        Commission File Number:  0-23172

                           NETWORK LONG DISTANCE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                      77-1122018
     (State or Other Jurisdiction of                   (I.R.S. Employer Identi-
     Incorporation or Organization)                        fication Number)

                                 525 FLORIDA ST.
                         BATON ROUGE, LOUISIANA   70801
           Address of Principal Executive Offices, Including Zip Code

                                 (504) 343-3125
              (Registrant's Telephone Number, Including Area Code)



              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                             ------       ------

There were 3,004,872 shares of the Registrant's .0001 par value common stock outstanding as of September 30, 1995.

                                      (1)

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                             OF FINANCIAL CONDITION
                             & RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended September 30, 1995 and 1994. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Since 1993, the Company has expanded rapidly as an ongoing result of its dual focus on internal sales growth complimented by the addition of calling volume generated through acquisitions. As a consequence, revenues, which are principally derived from the number of minutes of use billed by the Company, have increased dramatically.

For the second fiscal quarter of 1996, revenues, inclusive of excise taxes and fees, were $6,944,992 compared to $5,887,073 for the second fiscal quarter of 1995. This quarter to quarter comparison represents approximately a 18.0% increase in revenue. For the six-month period ended September 30, 1995, revenues were $14,224,260 compared to $10,696,480 for the six-month period ended September 30, 1994, an increase of approximately 33.0%. The rise in revenues reflects an overall increase in long distance calling volume resulting from the enhanced sales efforts of the Company's nationwide direct, agent and wholesale marketing divisions; and from new calling traffic generated by the Company's expanded acquisition program. The Company booked
47.1 million billable minutes in the three months ended September 30, 1995,
up   31.6% from 35.8 million in the second quarter last year.  For the six months ended September 30, 1995, the Company booked 96.0 million billable minutes, compared to 66.1 million billable minutes for the six months ended September 30, 1994, representing an increase of 45.2%.

Costs for telecommunications for the three months ended September 30, 1995 were $5,239,734, representing approximately 75.5% of revenue compared to $4,691,442, representing approximately 79.7% for the same period in 1994.
For the six months ended September 30, 1995, telecommunication costs were $10,997,430, approximately 77.3% of revenue, compared to $8,525,586, or approximately 79.7% of revenue, for the six-month period ended September 30, 1994. This continues a trend of steadily declining line costs and is a reflection of economies of scale resulting from the increase calling volume from both internal sales and acquisitions currently moving through the Company's recently expanded infrastructure. Management anticipates this trend of declining line costs should continue as the Company moves its mix of calling traffic to its more profitable lines of business.

Gross profits, revenues less telecommunications costs, were $1,705,258 for the three months ended September 30, 1995, compared to $1,195,631 for the three months ended September 30, 1994, an increase of approximately 42.6%. Gross profits for the six-month period ended September 30, 1995 were $3,226,830, compared to $2,170,894 for the same period in the previous year, representing an increase of approximately 48.6%.


                                      (2)

Selling, and General and Administrative expense was $1,417,969 for the three months ended September 30, 1995, representing 20.4% of revenue. This compares with SG&A expense of $924,585 for the three months ended September 30, 1994, representing 15.7% of revenue. SG&A expense for the six-month period ended September 30, 1995 was $2,748,373, or 19.3% of revenue, compared to $1,690,539 for the six-month period ended September 30, 1994, or 15.8% of revenue. This increase in SG&A expense is a direct result of a plan initiated in the first quarter of this year to position the Company for
continued growth.   Included in the plan was a consolidation of the Company's
three separate physical locations into a single headquarters/operations center in Baton Rouge, the upgrading of all accounting, billing, call-processing, customer service/ support and back-office management systems, and the purchase and installation of the new DEX 600-S/Signaling System 7 tandem automated central switch.

Depreciation and amortization expense was $202,550 for the three months ended September 30, 1995, representing 2.9% of revenues. This is compared to $74,743 for the three months ended September 30, 1994, which represented 1.3% of revenues. Depreciation and amortization expense for the six-month period ended September 30, 1995 was $357,073, representing 2.5% of revenue, compared to $145,392 for the six months ended September 30, 1994, or 1.4% of revenue. The increases in such expenses were due primarily to depreciation and amortization of the additional equipment, customer bases and goodwill resulting from acquisitions by the Company.

Net income for the three months ended September 30, 1995 was $26,372, compared to $128,314 for the second fiscal quarter of 1995. Net income for the six months ended September 30, 1995 was $40,163, compared to $246,106 for the six months ended September 30, 1994. This decrease in net income is attributable to the rise in SG&A, depreciation and amortization expenses.

For the six months ended September 30, 1995, the Company's cash flow used in operating activities was $1,453,182, compared to cash flow provided by operating activities of $368,433 for the six months ended September 30, 1994. This decrease in cash flow from operations was primarily attributable to an increase in the Company's accounts receivable, as well as a decrease in the Company's accrued telecommunication costs. The Company made significant capital investments in the first six months of fiscal year 1996, resulting in a decrease in cash from investing activities of $786,616. These investments included customer base and accounts receivable acquisitions, the central switch, office furniture and equipment and leasehold improvements related to the Company's new operations center. The Company has financed these capital expenditures and acquisitions by utilizing approximately $2,100,000 of its $3,000,000 revolving line of credit and by the sale of short-term investments totaling $1,558,562. These short-term investments consisted of the remaining funds from the Company's initial public offering in February 1994.

The Company is in the process of establishing a long-term capital plan that calls for the utilization of a variety of financial vehicles and resources -including cash flow from operations, public debt and equity offerings, private placements and expanded bank lines of credit - to finance future capital expenditures, acquisitions and internal growth. The Company currently maintains a revolving bank line of credit of $3,000,000, which $900,000 is unused as of September 30, 1995.

                                      (3)

Stockholders' equity at September 30, 1995 was $7,239,545, and $7,103,416 at March 31, 1995. The increase in stockholders' equity of $136,129 resulted primarily from the issuance of common stock of $95,966 as part of the financing of acquisitions, as well as the effect of $40,163 in net income. Earnings per share were $.01 for the three-month period ended September 30, 1995, compared to .06 for the three months ended September 30, 1994. For the six months ended September 30, 1995, earnings per share were $.02, compared to $.11 for the six months ended September 30, 1994.

The Company intends to continue its strategic plan of expanding its customer base by acquiring the assets or equity of other long distance telecommunications companies, making capital acquisitions, expanding its switchless product development, expanding or improving office facilities, and increasing its networking capabilities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that SFAS No. 121 will not have a material impact on the Company's consolidated results of operations or financial position.


                                      (4)

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           SEPTEMBER 30,          MARCH 31,
                                                                1995                1995
                                                           -------------          ---------
                    ASSETS
Current Assets
  Cash and cash equivalents                                   $221,024            $348,753
  Securities purchased under agreement to resell                   -0-           1,558,562
  Accounts Receivable, net of allowance for doubtful
    accounts of $572,788 and $499,546 at September 30,
    1995, and March 31, 1995, respectively                   5,330,852           4,123,954
  Deferred income tax asset                                     75,723              42,231
  Other current assets                                         305,125              37,801
                                                           -----------         -----------
     Total current assets                                    5,932,724           6,111,301

Property and Equipment
  Land                                                          75,000              75,000
  Building and Improvements                                    623,197             382,315
  Telecommunications equipment                               1,711,148           1,640,315
  Furniture and fixtures                                     1,140,878             671,640
                                                           -----------         -----------
                                                             3,550,223           2,769,270
  Less accumulated depreciation                              1,181,417             968,766
                                                           -----------         -----------
                                                             2,368,806           1,800,504
Intangibles, net                                             2,662,523           1,883,997
Other Assets                                                   360,250             361,005
                                                           -----------         -----------
     Total assets                                          $11,324,303         $10,156,807
                                                           -----------         -----------
                                                           -----------         -----------

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Short-term debt and current maturities of long-term
    debt                                                    $2,262,334                $-0-
  Accounts payable                                             152,977             871,893
  Accrued telecommunications cost                              985,912           1,481,409
  Other accrued liabilities                                    438,312             500,428
  Customer deposits                                            195,685             183,185
                                                           -----------         -----------
     Total current liabilities                               4,035,220           3,036,915

Deferred income tax liability                                   49,538              16,476

Series A convertible preferred stock - $.01 par value;
  25,000,000 shares authorized; no shares issued
  and outstanding at September  30, 1995, and
  March 31, 1995                                                   -0-                 -0-
Stockholders' Equity
  Common stock - $.0001 par value; 10,000,000 shares
    authorized: 3,004,872 and 2,992,106 shares issued and
    outstanding at June 30, 1995, and March 31, 1995.              300                 299
  Additional paid-in-capital                                 6,578,990           6,483,025
  Retained Earnings                                            660,255             620,092
                                                           -----------         -----------
     Total stockholders' equity                              7,239,545           7,103,416
                                                           -----------         -----------
     Total liabilities and stockholders' equity            $11,324,303         $10,156,807
                                                           -----------         -----------
                                                           -----------         -----------

                                      (5)

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -------------------------     -------------------------
                                                                1995           1994           1995           1994
                                                                ----           ----           ----           ----
Revenues (including excise taxes of $62,018 and $50,308      $6,944,992     $5,887,073     $14,224,260    $10,696,480
 for the three months ended September 30,
 1995 and  1994, respectively, and $123,877 and
 $101,019 for the six months ended September 30, 1995
 and 1994, respectively.

Operating expenses:
  Telecommunications costs                                    5,239,734      4,691,442      10,997,430      8,525,586
  Selling, general and administrative                         1,417,969        924,585       2,748,373      1,690,539
  Depreciation and amortization                                 202,550         74,743         357,073        145,392
                                                             ----------     ----------     -----------    -----------
    Total                                                     6,860,253      5,690,770      14,102,876     10,361,517
                                                             ----------     ----------     -----------    -----------
Operating income                                                 84,739        196,303         121,384        334,963
Interest (income) expense, net                                   45,837        (33,275)         40,253        (57,797)
                                                             ----------     ----------     -----------    -----------
Income before income taxes                                       38,902        229,578          81,131        392,760
Provision for income taxes                                       12,530        101,264          40,968        146,654
                                                             ----------     ----------     -----------    -----------
Net income                                                       26,372        128,314          40,163        246,106
                                                             ----------     ----------     -----------    -----------
                                                             ----------     ----------     -----------    -----------
Earnings per common share:Net income                         $      .01     $      .06     $       .02    $       .11
                                                             ----------     ----------     -----------    -----------
                                                             ----------     ----------     -----------    -----------

                                      (6)

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------------
                                                                         1995           1994
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $40,163       $246,106
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                        217,651        133,030
    Amortization                                                        139,423         10,370
    Provision for losses on accounts receivable                         146,890        218,200
    Provision (benefit) for deferred income taxes                       (43,460)        82,782
    Provision for employee stock incentive plan                          19,800         10,760
    Changes in assets and liabilities, net of
      effect of business combinations:
      Accounts receivable                                            (1,108,910)       552,142)
      Other current assets                                             (272,195)    (1,410,864)
      Accounts payable and other current
        liabilities                                                    (592,544)     1,630,191
                                                                    -----------     ----------
  Net cash provided by (used in) operating activities                (1,453,182)       368,433
                                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (1,550,953)      (263,148)
  Sale of short-term investments                                      1,558,562            -0-
  Acquisitions and related costs                                       (631,273)           -0-
  Increase in other intangible assets                                  (138,217)           -0-
  Other                                                                     -0-            -0-
                                                                    -----------     ----------
    Net cash used in investing activities                              (761,881)      (263,148)
                                                                    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings                                                          4,420,872            -0-
  Principal payments on debt                                         (2,308,803)       (27,685)
  Redemption of preferred stock                                             -0-        (55,527)
  Loan to acquisition candidate                                             -0-     (1,000,000)
                                                                    -----------     ----------
    Net cash provided by (used in) financing activities               2,087,334     (1,083,212)
                                                                    -----------     ----------
    Net increase in cash and cash equivalents                          (127,729)      (977,927)
    Cash and cash equivalents at beginning of period                    348,753      4,624,783
                                                                    -----------     ----------
    Cash and cash equivalents at end of period                      $   221,024     $3,646,856
                                                                    -----------     ----------
                                                                    -----------     ----------

                                      (7)

          NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Network Long Distance, Inc. (the "Company") on Form 10-K for the year ended March 31, 1995. The results for the six months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2 - CUSTOMER BASE ACQUISITIONS

     The Company has completed a series of acquisitions of segments of other long distance providers' customer bases. Such acquisitions have been accomplished through the purchase of the customer base and related accounts receivable for cash, shares of the Company's common stock, or a combination thereof. All acquisitions have been accounted for as purchases and resulted in an excess of the purchase price over the net tangible assets acquired.

     In April 1995, the Company purchased a segment of the customer base and related accounts receivable from Prime Telecom, Inc. for cash of approximately $10,000 and forgiveness of $47,000 owed the Company. Of the assets acquired, approximately $30,000 was recorded as the purchase price for the customer base, which is located primarily in San Antonio, Tx.

     In May 1995, the Company purchased a portion of the customer base and related accounts receivable of Network Services, Inc. for cash of approximately $565,000, common stock of $55,000, and $192,500 in notes. Of the assets acquired, approximately $553,000 was recorded as the purchase price of the customer base, which is located in Oklahoma.

     In May 1995, the Company purchased a portion of the customer base and related accounts receivables of Telecommunications Brokerage, Inc. by the forgiveness of debt owed to the Company, amounting to approximately $99,000. The purchase price of the customer base, located in Utah, was recorded as approximately $97,000.

                                      (8)

     In September 1995, the Company purchased another portion of the customer base and related accounts receivable of Telecommunications Brokerage, Inc. by the forgiveness of debt owed to the Company, amounting to approximately $108,000. The purchase price of the customer base, located in Wyoming, was recorded as approximately $94,000.

     The initial purchase price allocations for the fiscal year 1996 acquisitions were based on estimates as the Company is waiting for more detailed information concerning the current values of certain assets and liabilities. As a result, the final purchase price allocations may differ
from the presented estimates.     To identify the intangibles acquired in
these purchases, the Company employs a series of projections of the acquired customer bases. These projections utilize cash flow models and historic and projected attrition rates to quantify the values allocated to the various acquired intangibles and the related useful lives. Management believes such projections are achievable based on the current results of the Company's operations.

NOTE 3 - EARNINGS PER COMMON SHARE

     Earnings per share were calculated based on the following number of common shares and common equivalent shares outstanding: 2,503,810 and 2,336,977 for the six months ended September 30, 1995 and 1994, respectively, and 2,447,747 and 2,326,289 for the six months ended September 30, 1995 and 1994, respectively.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid for the three months ended September 30, 1995 was $45,837, compared to interest paid of $-0- for the three months ended September 30, 1994. For the six months ended September 30, 1995, interest paid amounted to $40,253, compared to interest paid of $-0- for the six months ended September 30, 1994. Income taxes paid during the six months ended September 30, 1995 and 1994 were $230,716 and $-0-, respectively.

NOTE 5 - SUBSEQUENT EVENTS

     On October 31, 1995, the Company acquired substantially all of the assets of Value Tel, Inc. ("Value Tel") in a transaction to be accounted for as a purchase of assets. These assets consist of certain of Value Tel's long distance customer accounts and associated accounts receivable, primarily located in the metropolitan area of Chicago, Illinois. The customer accounts which were purchased include retail customer contracts, applications for service, applications for credit, customer lists, databases, mailing lists and billing information.

     The Company purchased the Value Tel assets for 1,085,000 shares of the Company's restricted common stock. The purchase price was valued at approximately $12,000,000. A portion of these shares issued to Value Tel will be held in escrow subject to future adjustments for variations in Value Tel's billing over the next six months.

                                      (9)

                                   PART II


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                      (10)

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWORK LONG DISTANCE, INC.


Dated:  November 10, 1995               By: /s/ Marc I. Becker
                                            ------------------------------
                                            Marc I. Becker, Vice President

                                      (11)