Form 10-Q
period 1995-12-31
NETWORK LONG DISTANCE INC
filed 1996-02-14
CIK 830488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

    /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 1995.

                                      OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ____________ to _____________.

                       Commission File Number: 0-23172

                         NETWORK LONG DISTANCE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                        77-1122018
           -------------------------------     ------------------------
           (State or Other Jurisdiction of     (I.R.S. Employer Identi-
            Incorporation or Organization)         fication Number)

                              525 FLORIDA STREET
                         BATON ROUGE, LOUISIANA 70801
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                (504) 343-3125
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No
                                       ___       ___

There were 3,883,927 shares of the Registrant's $.0001 par value common stock issued and outstanding as of December 31, 1995.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1995


                                                                    PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

  Consolidated Balance Sheets
     December 31, 1995 and December 31, 1994. . . . . . . . . . . . . 2

  Consolidated Statements of Income
     Six months and nine months ended December 31, 1995 and 1994. . . 3

  Consolidated Statements of Cash Flows
     Nine months ended December 31, 1995 and 1994 . . . . . . . . . . 4

  Notes to Consolidated Financial Statements. . . . . . . . . . . . 5-6

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . . . 7-9


PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K. . . . . . . . . . . . . .  10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                    DECEMBER 31, 1995       MARCH 31,
                                                         UNAUDITED            1995
                                                    -----------------       ---------
ASSETS

Current assets
    Cash and cash equivalents                        $   641,693          $   348,753
    Securities purchased under agreement to
      resell                                               -                1,558,562
    Accounts receivable, net of allowance for
      doubtful accounts of $690,148 and $499,546
      at December 31, 1995, and March 31, 1995
      respectively                                     7,454,836            4,123,954
    Deferred income tax asset                             75,723               42,231
    Other current assets                                 424,606               37,801
                                                     -----------          -----------
          Total current assets                         8,596,858            6,111,301



Property and equipment
    Land                                                  75,000               75,000
    Building and improvements                            626,440              382,315
    Telecommunications equipment                       1,715,048            1,640,315
    Furniture and fixtures                             1,175,803              671,640
                                                     -----------          -----------
                                                       3,592,291            2,769,270
    Less accumulated depreciation                      1,311,528              968,766
                                                     -----------          -----------
                                                       2,280,763            1,800,504

Intangibles, net                                      10,933,686            1,883,997
Other assets                                             580,547              361,005
                                                     -----------          -----------
       Total assets                                  $22,391,854          $10,156,807
                                                     -----------          -----------
                                                     -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term debt and current maturities of
      long-term debt                                 $   139,551          $     -
    Accounts payable                                     515,877              871,893
    Accrued telecommunications cost                    2,134,071            1,481,409
    Other accrued liabilities                            538,958              500,428
    Customer deposits                                    173,960              183,185
                                                     -----------          -----------
       Total current liabilities                       6,489,302            3,036,915

Deferred income tax liability                             50,538               16,476

Series A convertible preferred stock - $0.01
  par value; 25,000,000 shares authorized;
  no shares issued and outstanding at
  December 31, 1995, and March 31, 1995                    -
Stockholders' equity
    Common stock - $.0001 par value;
      10,000,000 shares authorized; 3,883,927
      and 2,992,106 shares issued and outstanding
      at December 31, 1995 and March 31, 1995,
      respectively                                           388                  299
    Additional paid-in capital                        15,167,538            6,483,025
    Retained earnings                                    684,088              620,092
                                                     -----------          -----------
       Total stockholders' equity                     15,852,014            7,103,416
                                                     -----------          -----------
       Total liabilities and stockholders' equity    $22,391,854          $10,156,807
                                                     -----------          -----------
                                                     -----------          -----------

                 See notes to consolidated financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              DECEMBER 31,               DECEMBER 31,
                                        -----------------------   -------------------------
                                           1995         1994         1995           1994
                                           ----         ----         ----           ----
Revenues (including excise taxes        $7,372,526   $6,379,882   $21,596,786   $17,076,362
 of $125,963 and $58,231 for the three
 months ended December 31, 1995 and
 1994, respectively, and $249,840 and
 $159,250 for the nine months ended
 December 31, 1995 and 1994,
 respectively)

Operating expenses:
 Telecommunications costs                5,221,804    5,183,269    16,219,234    13,708,855
 Selling, general and administrative     1,700,414      999,268     4,448,786     2,689,807
 Depreciation and amortization             354,701       82,600       711,775       227,992
                                        ----------   ----------   -----------   -----------
  Total                                  7,276,919    6,265,137    21,379,795    16,626,654
                                        ----------   ----------   -----------   -----------
Operating income                            95,607      114,745       216,991       449,708
Interest (income) expense, net              58,418      (55,804)       98,672      (113,602)
                                        ----------   ----------   -----------   -----------
Income before income taxes                  37,189      170,549       118,319       563,310
Provision for income taxes                  13,356       84,757        54,325       231,412
                                        ----------   ----------   -----------   -----------
Net income                                  23,833       85,792        63,994       331,898
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------
Earnings per common share:
Net income                              $      .01   $      .04   $       .02    $      .14
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------

                 See notes to consolidated financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the nine months ended December 31,
                                                        --------------------------------------
                                                                 1995          1994
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $    63,994    $   331,898
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation                                             347,762        205,128
       Amortization                                             358,381         22,864
       Provision for losses on accounts receivable              115,917        343,111
       Provision (benefit) for deferred income taxes            (42,460)       112,532
       Provision for employee stock incentive plan               38,064         18,828
       Changes in assets and liabilities, net of
        effect of business combinations:
         Accounts receivable                                 (1,337,269)    (1,458,893)
         Other current assets                                  (386,804)    (1,411,470)
         Accounts payable and other current liabilities         560,582      2,384,014
                                                            -----------    -----------
   Net cash provided by (used in) operating activities         (281,833)       548,012
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                      (1,593,024)      (418,559)
   Sale of short-term investments, net                        1,558,562              -
   Acquisition and related costs                             (2,219,256)    (1,799,696)
   Increase in other intangible assets                         (158,394)             -
                                                            -----------    -----------
    Net cash used in investing activities                    (2,412,112)    (2,218,255)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings                                                 8,733,654              -
   Principal payments on debt                                (5,746,769)       (42,005)
   Redemption of preferred stock                                      -        (55,527)
   Loan to other entities                                             -        (63,846)
                                                            -----------    -----------
    Net cash provided by (used in) financing activities       2,986,885       (161,378)
                                                            -----------    -----------
    Net increase in cash and cash equivalents                   292,940     (1,831,621)

    Cash and cash equivalents at beginning of period            348,753      4,624,783
                                                            -----------    -----------
    Cash and cash equivalents at end of period              $   641,693    $ 2,793,162
                                                            -----------    -----------
                                                            -----------    -----------

                 See notes to consolidated financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

              The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Network Long Distance, Inc. (the "Company") on Form 10-K for the year ended March 31, 1995. The results for the nine months ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2 - ACQUISITIONS

              The Company has completed a series of acquisitions of portions of other long distance providers' customer base and related accounts receivables, as well as an acquisition of substantially all of the assets of another long distance provider. Such acquisitions have been financed primarily with cash, shares of the Company's common stock, forgiveness of debt owed to the Company, or a combination thereof. All acquisitions have been recorded under the purchase method of accounting and resulted in an excess of the purchase price over the net tangible assets acquired.

               In April 1995, the Company purchased a segment of the customer base and related accounts receivable from Prime Telecom, Inc. for cash of approximately $10,000 and forgiveness of $47,000 owed the Company. Of the assets acquired, approximately $30,000 was recorded as the purchase price for the customer base, which is located primarily in Texas.

              In May 1995, the Company purchased a portion of the customer base and related accounts receivable of Network Services, Inc. for cash of approximately $565,000, approximately 7,300 shares of common stock valued at $55,000, and $192,500 in notes payable. Of the assets acquired, approximately $418,000 was recorded as the purchase price of the customer base, which is located in Oklahoma.

              In May 1995, the Company purchased a segment of the customer base and related accounts receivable of Telecommunications Brokerage, Inc. by the forgiveness of debt owed to the Company, amounting to approximately $99,000. The purchase price of the customer base, located in Utah, was approximately $97,000.

              In September 1995, the Company purchased another segment of the customer base and related accounts receivable of Telecommunications Brokerage, Inc. by the forgiveness of debt owed to the Company, amounting to approximately $108,000. The purchase price of the customer base, located in Wyoming, was approximately $94,000.

              In October 1995, the Company purchased substantially all of the assets of Value Tel, Inc. for approximately 879,000 shares of common stock valued at $8,600,000, forgiveness of $600,000 owed the Company, and assumption of liabilities of $840,000. The excess of purchase price over net tangible assets acquired amounted to approximately $8,450,000. The following represents the proforma results of operations of the Company and Value Tel, Inc. for the nine months ending December 31, 1994 and December 31, 1995.


                                           For the Nine Months Ended
                                    ---------------------------------------
                                    December 31, 1995     December 31, 1994
                                    -----------------     -----------------
Revenues                               $26,209,000           $19,586,000
Net Income (Loss)                        (777,000)              (203,000)
E.P.S.                                      (0.19)                 (0.06)

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

NOTE 3 - NET INCOME (LOSS) PER SHARE

              Net income (loss) per share was calculated based on the following number of common and common equivalent shares outstanding:
3,190,354 and 2,336,977 for the three months ended December 31, 1995 and 1994, respectively, and 2,755,713 and 2,331,494 for the nine months ended December 31, 1995 and 1994, respectively.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

              For the nine months ended December 31, 1995, interest paid amounted to $98,672. No interest was paid for the same period of 1994. Income taxes paid by the Company during the nine months ended December 31, 1995 was $239,000. No income taxes were paid for the same period of 1994.

NOTE 5 - SUBSEQUENT EVENT

              In January 1996, the Company purchased a segment of the customer base and related accounts receivable of Quantum Communications, Inc. for cash of approximately $400,000, notes payable of $300,000 and approximately 51,000 shares of common stock valued at $500,000. Of the assets acquired, approximately $1,100,000 was recorded as the purchase price of the customer base, which is located primarily in California.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                             OF FINANCIAL CONDITION
                             & RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months ended December 31, 1995 and 1994. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

The Company has expanded rapidly as an ongoing result of its dual focus on internal sales growth complimented by the addition of calling volume generated through acquisitions. As a consequence, revenues, which are principally derived from the number of minutes of use billed by the Company, have increased dramatically.

For the third fiscal quarter of 1996, revenues, inclusive of excise taxes and fees, were $7,372,526, compared to $6,379,882 for the third fiscal quarter of 1995, an increase of 15.6%. For the nine month period ended December 31, 1995, revenues were $21,596,786 compared to $17,076,362 for the nine month period ended December 31, 1994, an increase of approximately 26.5%. The rise in revenues reflects an overall increase in long distance calling volume resulting from the enhanced sales efforts of the Company's nationwide retail and agent marketing divisions; and from new calling traffic generated by the Company's expanded acquisition program. Revenues from the Company's wholesale division have declined due to management's effort to de-emphasize this higher-risk segment. The Company booked 48.6 million billable minutes in the three months ended December 31, 1995, up 16.8% from 41.6 million billable minutes in the third quarter last year. For the nine months ended December 31, 1995, the Company recorded 144.6 million billable minutes, compared to 107.7 million billable minutes for the nine months ended December 31, 1994, representing an increase of 34.3%.

Cost for telecommunications for the three months ended December 31, 1995 were $5,221,804, representing approximately 70.8% of revenue, compared to $5,183,269, representing 81.2% of revenue for the same period in 1994. For the nine months ended December 31, 1995, telecommunications costs were $16,219,234, approximately 75.1% of revenues, compared to $13,708,855, or approximately 80.3% of revenues, for the nine month period ended December 31, 1994. This continues a trend of steadily declining line costs and is a reflection of economies of scale resulting from the increased calling volume from both internal sales and acquisitions currently moving through the Company's recently expanded infrastructure, as well as the reduction in the lower margin wholesale traffic. Management anticipates this trend of declining line costs should continue as the Company moves its mix of calling traffic to its more profitable lines of business.

Selling, general and administrative expenses were $1,700,414 for the three months ended December 31, 1995, representing 23.1% of revenue. This compares with SG&A expense of $999,268 for the three months ended December 31, 1994, representing 15.7% of revenues. Selling, general and administrative expenses for the nine month period ended December 31, 1995 were $4,448,786, or 20.6% of revenue, compared to $2,689,807 for the nine month period ended December 31, 1994, or 15.8% of revenue. This increase is a direct result of a plan initiated in the first quarter of this year to
position the Company for continued growth.   Included in the plan was a
consolidation of the Company's three separate physical locations into a single headquarters/operations center in Baton Rouge, the upgrading of all accounting, billing, call-processing, customer service/ support and back-office management systems, and the purchase and installation of the new DEX 600-S/Signaling System 7 tandem automated central switch.

Depreciation and amortization expense was $354,701 for the three months ended December 31, 1995, representing 4.8% or revenues. This is compared to $82,600, or 1.3% of revenue, for the same period in 1994. Depreciation and amortization expense for the nine month period ended December 31, 1995 was $711,775, representing 3.3% of revenues, compared to $227,992 for the nine months ended December 31, 1994, or 1.3% of revenues. The increases in such expenses were due primarily to depreciation of the additional equipment and amortization of customer bases and goodwill resulting from acquisitions by the Company.

Net income for the three months ended December 31, 1995 was $23,833, compared to $85,792 for the third fiscal quarter of 1995. Net income for the nine months ended December 31, 1995 was $63,994, compared to $331,898 for the nine months ended December 31, 1994. This decrease in net income is attributable to the rise in Selling, general and administrative expenses and depreciation and amortization expense.

FOURTH QUARTER PLANS

In the fourth quarter of fiscal 1996, the Company instituted an across-the-board reorganization of the entire Company, including re-engineering of its central operations center, implementation of system-wide cost-cutting and efficiency programs, with immediate reductions in company-wide employment and long-term reductions in general overhead. Certain of these staff reductions and efficiencies were made possible through the elimination of duplicate functions which resulted from acquisitions.

As a result of managements efforts to achieve long-term reductions in administrative costs, and as part of the ongoing evaluation and assimilation of the entities and customer bases acquired, fourth quarter operating results will be negatively impacted. Costs associated with staff reductions and realignments, final valuation of certain assets obtained in acquisition transactions and amortization of intangible assets acquired will result in an increase in operating expenses for the fourth quarter.

Management is also de-emphasizing the lower margin, higher risk wholesale reseller segment of its business and anticipates that, in the short-term, earnings could be negatively impacted while the Company reassesses its relationships with certain wholesalers.

Because of the matters discussed above, it is likely that the Company will incur a loss for the fourth quarter and such loss could result in a loss for the year ending March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1995, the Company's cash flow used in operating activities was $281,833 compared to cash flow provided by operating activities of $548,012 for the nine months ended December 31, 1994. The Company made significant capital investments in the first nine months of fiscal year 1995, resulting in cash used in investing activities of $2,412,112, compared to $2,218,255 of cash used in investing activities for the nine months ended December 31, 1994. These investments included customer base acquisitions, the central switch, office furniture and fixtures and leasehold improvements related to the Company's new operations center. The Company has financed these capital expenditures and acquisitions by utilizing its revolving line of credit and by the sale of short-term investments totaling $1,558,562. These short-term investments consisted of the remaining funds from the Company's initial public offering in February 1994.

The Company is in the process of establishing a long-term capital plan that calls for the utilization of a variety of financial vehicles and resources - including cash flow from operations, public debt and equity offerings, private placements and expanded bank lines of credit - to finance future capital expenditures, acquisitions and internal growth. The Company currently maintains a revolving bank line of credit of $6,000,000, of which approximately $3,000,000 was unused as of December 31, 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that SFAS No. 121 will not have a material impact on the Company's consolidated results of operations or financial position.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which generally requires disclosure of additional information concerning stock-based employee compensation arrangements. The Company plans to adopt SFAS No. 123, effective April 1, 1996.

                                     PART II

                                OTHER INFORMATION

Items 1 through 5 - Not applicable.

Item 6 - Exhibits and Current Reports on Form 8-K

     (a)  Exhibits - None.

     (b)  Current reports on Form 8-K

               During the quarter ended December 31, 1995, the following current reports on Form 8-K were filed with the Commission:

                      (1) Current report on Form 8-K dated October 31, 1995, was filed on December 13, 1995 reporting under Item 2 Acquisition or Disposition of Assets; and a Form 8-K/A dated October 31, 1995 was filed on December 29, 1995 reporting under
                                Item 7 Financial Statements.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETWORK LONG DISTANCE, INC.



Dated:                  , 1996            By: /s/ MARC I. BECKER
                                              -------------------------------
                                              Marc I. Becker, Executive Vice
                                              President and Chief Operating
                                              Officer