Form 10-K
period 1996-03-31
NETWORK LONG DISTANCE INC
filed 1996-07-01
CIK 830488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                   For the Fiscal Year ended:  MARCH 31, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 0-23172

                           NETWORK LONG DISTANCE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                          72-1122018
          (State or Other Jurisdiction of        (I.R.S. Employer Identi-
          Incorporation or Organization)             fication Number)



                               525 FLORIDA STREET
                          BATON ROUGE, LOUISIANA 70801
                    ----------------------------------------
                    (Address of Principal Executive Offices,
                               Including Zip Code)

Registrant's telephone number, including area code:  (504) 343-3125

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  YES

                     Common Stock, .0001 Par Value Per Share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

As of April 24, 1996, 3,935,183 shares of common stock were outstanding. The aggregate market value of the common stock of Network Long Distance, Inc. (the "Company") held by nonaffiliates as of April 24, 1996 was $11,833,569.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  NONE.

This Form 10-K consists of 46 pages.  Exhibits are indexed at page 26.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Network Long Distance, Inc. ("the Company") is a provider of long distance and other telecommunication services to end-users, independent agents, and other long distance companies, with a primary concentration on small business and commercial customers.

     The Company is recognized as a pioneer in the U.S. telecommunications industry, as its predecessor company was established in, and has been in continuous operation since 1979, a full five years prior to the court-ordered break-up of the AT&T/Bell System an event generally regarded as the "birth" of the long distance resale industry in the U.S.

     Over the past 3 years, the Company has expanded substantially through mergers, acquisitions, and its own sales programs in its efforts to become a nationwide, publicly-traded telecommunications provider in the U.S. The Company transmits long distance telephone calls through and over various types of transmission circuits leased from other telecommunications carriers at fixed or variable rates. Calls may be routed through the Company's switching center, which selects the least expensive among the various available transmission alternatives to complete the call. Calls can also be completed by various underlying carriers. The Company provides billing, customer service and other features relative to the call. Profits are based on the Company's ability to charge rates in excess of the Company's cost of transmitting calls over the transmission lines selected by the switching equipment or in excess of underlying carrier costs.

       The Company's main services include MTS (Message Telecommunication Service), which is also referred to as direct distance dialing (DDD) or 1+ dialing. Other long distance products include WATS, private line, travel (calling cards), and 800 services for incoming toll-free calls (the called party pays for the call). The following table shows the revenues and billable minutes for each of the last three fiscal years:

                                  FOR THE YEAR ENDED MARCH 31,
                    --------------------------------------------------------
                        1996                  1995                   1994
                        ----                  ----                   ----
Revenues            $30,810,016            $24,216,948           $10,621,705
BILLABLE MINUTES
 (IN MILLIONS)         202.7                  152.2                  60.6


     The long distance industry is dominated by the four largest long distance providers. AT&T, MCI, Sprint Communications, and WorldCom, each with revenues over $1 billion, comprise the first tier in this industry. The second level is comprised of companies under $1 billion but in excess of $100 million in annual revenues. The Company's goal is to establish itself as a second-level long distance telecommunications company. The Company, will attempt to achieve this goal through its planned acquisition of other long distance companies, increased sales utilizing the Company's agent and retail distribution channels and the addition of new services for its customers.

HISTORY

     The Company, a Delaware corporation, was formed on December 3, 1987, under the name Harmoney Street Capital, Inc. and was primarily in the business of seeking business opportunities and a merger candidate. To this end, on December 19, 1990, the Company acquired 100% of the outstanding shares of M.M. Ross, Inc., a private Louisiana corporation formed in 1979 by the

Company's President, Michael M. Ross, and its Chief Operating Officer, Marc
I. Becker, which began providing long distance service five years prior to
the divestiture by AT&T of the Bell operating companies.   Since 1990, the
Company has continued to expand its services and customer base and is now exclusively a long distance telecommunications company. Accordingly, in August, 1991, the Company changed its name to Network Long Distance, Inc. to more accurately reflect its operations.

STRATEGIC APPROACH

     The Company's objective is to reach a volume of revenues that would enable it to be classified as a second-level long distance company with annual revenues in excess of $100 million. In order to reach this level, the Company will attempt to increase revenue, improve cash flows and increase earnings by implementing the following business strategies:

     NATIONWIDE ORIGINATION

     The Company provides nationwide origination of long distance services. This enables the Company's marketing divisions to solicit customers in any of the 48 contiguous United States, thereby enabling expansion to occur on a national, rather than regional basis.

     BUILD CALL VOLUME

     In order to reach certain economies of scale, the Company will continue to focus on building minutes of long distance traffic by region, to defined levels, prior to establishing an independent switching system for that region. This strategy allows the Company to build call volumes within geographic areas without incurring large capital expenditures for switching equipment until the call volumes meet an acceptable predefined level. Once the Company has established the call volumes to an acceptable level, the Company can reduce its cost of transmission by establishing a switching system.

     The management of the Company is experienced at traffic engineering, utilized to evaluate the optimum network configuration which will reduce the Company's costs. The Company's customers will receive the benefits of a network configuration that provides for lower cost transmission in markets where call volume is high and supported by the Company's switching systems. In addition, due to the Company's large volume of traffic, the Company has negotiated long distance facility arrangements that allow it to provide a low cost per minute in the other areas in which it operates.

     CONSOLIDATION TO SUPPORT MARKETING

     The Company has a strategic plan for acquiring small and medium-size long distance telephone companies as a method of achieving controlled growth. The size of the acquisition targets is a key concept in the Company's acquisition strategy. Combining small and medium-size long distance companies creates large gains in market share and immediate operating improvements through economies of scale. The Company's plan is to use the consolidation of other long distance companies operating throughout the United States into a platform to serve the sales made by its marketing divisions.

PRINCIPAL DIVISIONS

     The Company has three divisions within its long distance telecommunications marketing program; the agent, retail, and reseller/wholesale divisions. The Company primarily focuses its efforts and expansion philosophy on the agent and retail divisions, where the company believes it can realize greater profit margins and has better control of the customer base.

     AGENT

     Master agents sign non-exclusive contracts with the Company to represent the Company and sell its long distance services to end-users. The agents are paid a variable commission on each service sold. While a large number of companies compete in the agent market, the Company believes master agents are attracted to the Company due to the high quality of its transmission services, commission plans, products and support of its services.

     The Company provides turn-key long distance service for master agents. These services include everything necessary for set up of end-user accounts, transmission, billing, customer support, credit and collection and all other services. Master agents build their own network of agents.

     RETAIL

     The Company's retail division currently concentrates on commercial customers, which use long distance services more frequently on weekdays during normal business hours, as compared to residential users who tend to place calls more frequently at night and on weekends when rates are lower. The Company believes that commercial customers tend to use long distance services more often and generate more billable minutes than residential users. The Company primarily targets commercial customers which incur monthly phone charges of approximately $200 to $10,000.

     The Company provides long distance services to retail customers who utilize the Company's services throughout the United States. The Company offers a variety of value-added features and options designed to attract the interest of long distance customers. For example, the Company offers unique billing reports, which display the calls made in number called order; an inbound "800", which service permits the customer to be billed for all incoming long distance calls and a travel card service, which permits customers to utilize the Company's network from locations outside of their own service areas. The Company primarily charges its customers on the basis of minutes of usage at rates that vary with the time of day of call.

     SWITCHLESS RESELLER/WHOLESALE

     As providers of long distance services to their end-user retail customers, switchless resellers constantly strive to reduce their variable costs of access to long distance transmission facilities and services. Switchless resellers' margin is the difference between the variable costs of long distance services utilized by switchless resellers and the price at which they sell such services.

     Historically, first-level interexchange carriers have provided the bulk of transmission facilities and services to switchless resellers. However, in recent years, such interexchange carriers have provided less favorable pricing to switchless resellers and have not offered all of the support services necessary, forcing them to look to other providers. While a large number of companies compete in the switchless reseller market, the Company believes resellers are attracted to the Company because of the range of transmission, billing and other support services available from the Company.

     The Company has emphasized this division in the past to increase its overall billable minutes and to help achieve its goal of providing nationwide origination of telecommunication services. During fiscal 1996, the Company made the strategic decision to de-emphasize the reseller/wholesale division. The Company is now utilizing the critical mass developed through this division to expand its retail and agent programs on a national level.

RATES AND CHARGES

      Management believes that its rates generally will remain competitive with rates charged by long distance carriers such as AT&T, MCI and Sprint and most other common carriers. The savings realized by customers of the Company and other long distance carriers may decrease in the future if and to the extent AT&T further reduces its rates. See "Competition" and "Regulation."

     The Company charges its customers on the basis of minutes or partial minutes of use at rates which may vary with the distance, duration, time of day of the call and the type of call. Rates charged for a call are not affected by the particular transmission facilities selected by the Company's switching system for call transmission but are affected by the type of call a user may select. The Company performs its own billing functions for most of its customer base, and, also uses an independent billing company to invoice certain customers in conjunction with their local telephone bills.

FACILITIES

     The Company leases digital, fiber optic transmission facilities at either fixed rates or at rates which vary according to usage. The Company leases these facilities at rates which are less than those charged to its customers for connecting calls through these facilities. The continued availability of cost-effective digital, fiber optic transmission facilities in certain of the Company's service origination areas, as well as proper planning of the utilization of leased transmission facilities, is critical to the Company's ability to provide its services on a profitable basis.

     Fixed cost leased facilities include intercity private line circuits provided by other facilities based bulk carriers. Bulk carriers are also known as "carrier's carriers" and provide large bundled transmission capacity. These circuits represent point-to-point bulk circuits which are broken down by the Company into retail subscriber capacity. For routes that carry high volumes of traffic, the Company's fixed cost facilities normally cost the Company less per minute of usage than usage sensitive facilities. Accordingly, the Company, through use of its computerized network switching equipment and its contract negotiations, endeavors to maximize usage of fixed cost leased facilities and negotiated rates from its underlying carriers.

     The Company contracts with other various underlying telecommunication carriers to provide origination and terminating transmission of calls not switched by the Company. Currently, the Company provides direct billing to end users, billing tapes and other enhancements. The Company is dependent upon the underlying carriers for competitive contract arrangements.

NETWORK SWITCHING

     The Company's computerized network switching equipment, to which some long distance calls are directed, routes the calls to their destinations over leased transmission circuits then available at the least cost. In addition to networking, the Company's switching equipment verifies the customer's preassigned personal authorization code or the telephone number called from, records billing data, tests transmission circuits, and monitors system quality and performance.

     The Company believes that digital switches are generally superior to all other currently available types of switches. Digital switches are able to interface with digital transmission facilities leased by the Company, and are able to handle multiple transmission channels on a single line, thereby reducing transmission costs. A digital switch also provides superior quality and ease of maintenance.

     The Company's current switching equipment is manufactured by DSC Communications Corporation. DSC Communications Corporation is currently the sole supplier of the Company's switching equipment; however, the Company believes other sources are available for digital switching equipment at comparable prices and quality and may elect to use one or more of these vendors in the future.

SALES AND MARKETING

     The Company utilizes an in-house sales staff which consists of a sales manager and account executives. This staff is responsible for developing and maintaining all of the Company's marketing programs. The sales staff utilizes various marketing techniques to solicit customers and continually monitors existing customer accounts to insure satisfaction with the Company's services. In addition, the Company supplements sales efforts of its independent master agents.

     The Company anticipates hiring additional in-house sales representatives, expanding its participation in national, regional and local trade shows and expanding its line of public information and advertising materials.

  MERGERS AND ACQUISITIONS PROGRAM

     It is estimated that there are currently more than 400 small and medium-sized long distance companies operating throughout the United States which are similar to the Company in terms of operating revenues and customer base. The Company will evaluate several of these companies with a view to their acquisition or purchase of their customer base. The addition of these entities will enable the Company to increase its operating efficiency without a significant increase in overhead by realizing economies of scale.

     The Company believes that the larger long distance companies such as AT&T, MCI, Sprint, and WorldCom are no longer actively pursuing acquisitions of small and medium-sized long distance companies because it adds only marginally to their market size and economies of scale. This provides an opportunity for the Company to acquire these small and medium-sized long distance companies without competition from the larger long distance companies.

     The Company has completed the acquisition of customer bases primarily located in Texas, New Jersey, Louisiana, New York, Nevada, Oklahoma, California, Utah, and Illinois. The Company's goal is to establish itself as a second-tier long distance telecommunications company, and believes through acquisitions and the resulting economies of scale it will be able to achieve this goal.

COMPETITION

     The Company competes with numerous interexchange carriers and resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, or utilize larger transmission systems than the Company. AT&T is the dominant supplier of long distance services in the United States InterLATA market. The Company also competes with other national interexchange carriers, such as MCI, Sprint, WorldCom and regional long distance telecommunications companies. The Company believes that the principal competitive factors affecting its market share are pricing, transmission quality, customer service, cost of underlying facilities and, to a lesser extent, value added services. The Company believes that it competes effectively with other interexchange carriers and resellers in its service areas on the basis of these factors. The ability of the Company to compete effectively will depend upon its continued ability to maintain high quality, market oriented services at prices competitive with those charged by its competitors.

     The Company's objective is to continue to expand its customer base through its agent and retail marketing divisions along with its mergers and acquisitions program. The Company believes this strategy will enable it to continue to obtain favorable contracts from its suppliers which will allow it to maintain adequate margins while offering highly competetive prices for its services. The Company maintains its own in-house billing and customer service operations which along with its ability to offer competetive prices gives the Company the flexibility to tailor its services to meet the ever changing communication needs of its customers. However, no assurance can be given that the Company's strategies will continue to be successful.

     The Company expects to encounter increased competition from both the major communication companies and the smaller regional companies. In addition, the Company may be subject to additional competition due to the enactment of the Telecommunications Act of 1996 and the development of new technologies. The telecommunications industry is in a period of rapid evolution marked by the introduction of new products and services and the changing regulatory environment. The Company believes its strategies will put it in a position to continue to effectively compete in this industry.

GOVERNMENT REGULATION

     The terms and conditions under which the Company operates are subject to government regulations. Federal laws and FCC regulations apply to interstate and international telecommunications, while particular state regulatory authorities have jurisdiction over intrastate telecommunications.

     In February 1996, legislation was approved that: will, without limitation, permit the local Bell operating companies to provide long distance services upon the finding by the FCC that the Bell companies have satisfied certain criteria for opening up their local exchange networks to competition and that their provisioning of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the state and federal levels; establishes procedures to revise universal service standards; and establishes penalties for the unauthorized switching of customers. The Company can not predict what effect this legislation will have on the Company, but it believes that it is positioning itself to continue to compete in the industry and pursue other business opportunities available in the ever changing telecommunications market.

FEDERAL REGULATION

     The Company is classified by the FCC as a non-dominant carrier. As such, the Company is not required to obtain a certificate of public convenience and necessity from the FCC for its domestic interexchange services. The FCC retains the general regulatory jurisdiction over the sale of interstate telecommunications services by interexchange carriers, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis. However, the FCC has generally not chosen to exercise its statutory power to regulate the charges, practices, classifications or regulations of non-dominant carriers. Currently, AT&T is the only carrier classified as a dominant carrier. As a consequence, the FCC regulates many of its rates, charges, and services to a greater degree than the Company's, although AT&T has requested that it be reclassified as a non-dominant carrier and the FCC is reviewing this request. Should AT&T be reclassified as a non-dominant carrier, it would make it easier for AT&T to more aggressively compete with the Company for low volume long distance customers.

STATE REGULATION

     The intrastate long distance telecommunications of the Company are also subject to various state laws and regulations, including prior certification, notification, and registration requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. Currently, the Company is certified and tariffed where required to provide intrastate service to customers in all 48 contiguous states.

     There can be no assurance that the regulatory authorities in one or more of the states will not take action having an adverse effect on the business or financial condition of the Company.

EMPLOYEES

     As of June 15, 1996, the Company had 62 full-time employees, including Michael M. Ross, President and Chief Executive Officer. None of the Company's employees are represented by a union.

ITEM 2. PROPERTIES.

     The Company owns a 4,500 square foot building and leases three floors of a building located at 525 Florida Street, Baton Rouge, Louisiana, 70801, which comprises its principal offices. Its primary telephone number is (504) 343-3125.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in legal proceedings generally incidental to its business. While results of these various legal matters contain an element of uncertainty, the Company believes that the probable outcome of any of these matters, or all of them combined, should not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. Since February 24, 1994, the Company's Common Stock has traded in the over-the-counter market and listed in the NASDAQ Small-Cap Market System under the symbol "NTWK". The following table sets forth the high and low sales prices per share of Network Common Stock as reported on the Nasdaq Small-Cap Market System for the periods indicated.

                                HIGH               LOW
                                ----               ---
   1995
   ----
    FIRST QUARTER              $ 8.00             $5.50
    SECOND QUARTER               8.25              7.38
    THIRD QUARTER                9.00              7.38
    FORTH QUARTER                9.00              7.63

   1996
   ----
    FIRST QUARTER              $ 9.38             $7.25
    SECOND QUARTER              11.25              7.63
    THIRD QUARTER               11.25              9.13
    FOURTH QUARTER              10.00              8.88


On June 20, 1996, the closing price for the Common Stock as reported by the NASDAQ National Market System was $10.63 per share.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record owners of the Company's common stock at April 24, 1996, was approximately 199. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company at and for each of the fiscal years in the three-year period ended March 31, 1996, have been derived from consolidated financial statements audited by Arthur Andersen LLP for the fiscal years ended March 31, 1996 and 1995 and by Faulk & Winkler LLC, independent certified public accountants for all prior periods presented. The consolidated financial statements from which the selected consolidated financial data is derived is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this document.

SELECTED FINANCIAL DATA:


                                             FISCAL YEARS ENDED MARCH 31,
                                             ----------------------------
                                 1996        1995         1994         1993        1992
                                 ----        ----         ----         ----        ----
Operating Results:
  Revenues                   $30,810,016  $24,216,948  $10,621,705  $4,509,520  $4,263,284
  Operating Income (loss)       (254,108)     461,290      404,361     326,208     145,728
  Income (loss) before
   extraordinary item and
   cumulative effect of a
   change in accounting
   principle                    (373,381)     490,449      206,365     119,113      97,077
  Income (loss) before
   cumulative effect of a
   change in accounting
   principle                    (373,381)     490,449      206,365     119,113     145,728

 Net Income (loss)              (373,381)     490,449      206,365     278,506     145,728
  Preferred dividend
   requirement                                   -          31,984        -           -

Earnings per common
 share:
  Income (loss) before
   extraordinary item and
   cumulative effect of
   a change in accounting
   principle                      $(0.14)       $0.21        $0.11       $0.08       $0.07
  Income (loss) before
   cumulative effect of a
   change in accounting
   principle                       (0.14)        0.21         0.11        0.08        0.10
  Net Income (loss)                (0.14)        0.21         0.11        0.19        0.10

Weighted average shares        2,731,093     2,370,999    1,595,840  1,473,908   1,474,566

Financial Position Data:
  Total assets               $19,822,832   $10,156,807    7,608,164  1,811,959   1,545,253
  Long-term debt
   (excluding current
   maturities)                 2,799,571        -            43,323    427,483     730,953
  Stockholders'
   investment                 13,005,718     7,103,416    6,243,916    369,898      91,393

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS FOR FISCAL YEARS 1996, 1995, AND 1994.


GENERAL

     The Company's operations have grown significantly over the last three years as a result of internal growth through its three primary marketing divisions and from its mergers and acquisitions program. Total revenues have increased to $30,810,948 in 1996, as compared to $24,216,948 in 1995, and $10,621,705 in
1994. The Company has financed this growth primarily through cash flow from operations, equity financing, and bank borrowings.

RESULTS OF OPERATIONS

     Total revenues, including excise taxes and fees, increased to $30,810,016 in 1996, from $24,216,948 in 1995, representing a 27% increase. Total revenues in 1995 increased by 128% from $10,621,705 in 1994.

     Billable minutes were approximately 202.7 million in 1996, an increase from approximately 152.2 million minutes in 1995, and approximately 60.6 million minutes in 1994. Rate per minute, representing the ratio of total revenue to total minutes, was approximately $.152, $.159 and $.175 in fiscal 1996, 1995, and 1994, respectively. The decrease in revenue per minute reflects the rate reductions made to remain competitive in the market and wholesale rates provided to switchless resellers. In response to periodic rate reductions by AT&T and other carriers in prior years, the Company has reduced its rates; the Company, however, did not materially adjust its rates in 1996. While these rate reductions have adversely affected the Company's revenues on a per minute basis, billable minutes have increased by 33.2% over 1995 billable minutes, while billable minutes from 1995 to 1994, increased approximately 151.2%. Historically, AT&T has reduced its rates when access charges levied by the local telephone companies have been reduced. Competitors of AT&T then lower rates to maintain their market positions.

     To maintain and improve the Company's competitive future, it may be necessary to change the Company's rate structure. The Company is unable to predict with accuracy whether or when AT&T or other competitors will implement future rate reductions or the effect of any such rate reductions on the Company's profit margins. In the future, these competitive price reductions are anticipated to level off and prices are expected to stabilize or decline at a slower rate. While minor price reductions are expected in fiscal year 1997, the Company anticipates increased billable minutes from its agent and retail divisions along with additional mergers and acquisitions to offset the effects of any price reductions.

     In addition to the switch-based network, the Company operates under negotiated contracts with other carriers to provide a nationwide platform to originate and terminate traffic. The Company has contracted with marketing companies, switchless resellers and agents throughout the United States and provides transport, billing, customer service, and other support services. Marketing to these types of organizations will continue in the upcoming fiscal year. Gross margin percentage, defined as the ratio of the excess of revenues over telecommunication costs, is expected to decrease while billable minutes are expected to rapidly increase. As of June, 1996, the Company is certified and tariffed to provide service subject to jurisdictions as required in the 48 contiguous states and the District of Columbia.

     The Company and other long distance telecommunications companies are affected by the FCC's direct regulation of the rates and operations of AT&T and certain other interexchange carriers with which the Company competes and from which the Company leases or may lease transmission facilities or may have underlying contracts in place. Consequently, reductions in the Company's rate structure, as well as the regulatory matters affecting the telecommunications industry as a whole, may impact the Company's future revenues and expenses.

     The Company's gross margin percentage in 1996 increased over the prior year with the cost of telecommunications services as a percent of revenues decreasing to 74.3% OR $.113 per minute in 1996, resulting in a gross margin percentage of 25.7%. In 1995, telecommunications costs were 80.4% of revenues or $.128 PER MINUTE, resulting in a gross margin percentage of 19.6%. The Company's costs for telecommunications services as a percent of revenue in 1994 were 76.0% or $.133 per minute, which resulted in a gross margin percentage of 24.0%. The rapid growth in sales of the Company's wholesale product to switchless resellers in 1995 decreased the gross margin because the gross margin from sales to switchless resellers is less than that realized by the Company's agent and retail sales. The emphasis on increased retail sales through its agent and retail divisions along with its acquisitions of retail customer bases during 1996 attributed in the decrease in overall telecommunication costs as a percent of revenues and the improved gross margin.

     General and administrative and selling expenses were $6,068,813 representing 19.7% of revenues, $3,593,043 representing 14.8% of revenues, and $1,715,992 representing 16.2% of revenues for the years ended March 31, 1996, 1995, and 1994, respectively. The increase in general and administrative and selling expenses is attributable to the Company's establishment of its mergers and acquisitions program along with increases in staff, facilities, and technology resources to better serve its growing customer base.

     Depreciation and amortization expense was $1,096,373 representing 3.6% of revenues, $298,700 representing 1.2% of revenues, and $189,923 representing 1.8% of revenues for the years ended March 31, 1996, 1995, and 1994, respectively. The increase both in dollars and as a percent of revenues is primarily associated with the amortization of the customer bases and goodwill acquired through the Company's mergers and acquisition activities.

     Provision for losses on Accounts Receivable was $1,019,754 representing 3.3% of revenues, $386,214 representing 1.6% of revenues, and $236,000 representing 2.2% of revenues for the years ended March 31, 1996, 1995, and 1994 respectively. The increase in the provision was related primarily to reseller/wholesale accounts receivable. During fiscal year 1996, the Company reevaluated its reseller/wholesale activities generally and , specifically its relationship with certain resellers. As a result, the Company has chosen to de-emphasize its resellers marketing activities by reducing the number of wholesale customers and the related wholesale accounts receivable. In addition, certain wholesale customers have experienced financial difficulties which impede their ability to pay the Company on a timely basis. Wholesale customers with slow payment histories have been placed on specific payment plans or under lock box agreements. The Company has specifically evaluated its allowance for doubtful accounts, which it provides for through its provision for losses on accounts receivable, relative to its wholesale customers and believes the allowance to be adequate to absorb probable losses on the accounts receivable at March 31, 1996.


     OTHER INCOME AND EXPENSES

     Operating income was ($254,108) representing (.82%) of revenue for the year ended March 31, 1996. Operating income was $461,290 representing 1.9% of revenues for the year ended March 31, 1995. For the year ended March 31, 1994, operating income was $321,320 representing 3.0% of revenues.

     Net interest expense for the year ended March 31, 1996 was $188,304 as compared to net interest income for the year ended March 31, 1995 of $147,902. Net interest expense for the year ended March 31, 1994 was $83,041. Net interest income during fiscal year 1995 resulted primarily from the investment of the proceeds from the Company's secondary public offering.

     INCOME TAXES

     A benefit of $69,031 was attributed to income taxes for 1996 resulting in
net income of ($373,381).   For the year ended March 31, 1995, $118,743 was
attributed to income tax resulting in net income of $490,449.   As of March 31,
1995, the Company has fully used a federal income tax net operating loss carryforward realized in prior tax years. For the year ended March 31, 1994, $114,955 was attributed to income tax resulting in net income of $206,365.


     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operations for 1996 was $745,831, a decrease from net cash provided by operations of $670,124 in 1995, and net cash used by operations of $352,871 in 1994.

     In March 1994, the Company completed a public offering of 1,380,000 shares of common stock at $5.00 per share. The common stock is traded on the NASDAQ Small Cap Market System under the symbol "NTWK". The net proceeds of the offering, after deducting applicable issuance costs and expenses were approximately $5,700,000. The proceeds were used to reduce short-term and long-term indebtedness and for general corporate purposes, including the financing of working capital needs, capital expenditures, redemption of Series B Convertible Preferred Stock, and, redemption of Series A Convertible Preferred Stock, acquisitions, network upgrades, and the expansion or improvement of office facilities.

     Cash flows used in operations resulted in a negative impact on cash during 1996 and 1994 due primarily to the impact of growth in accounts receivable that were not offset by similar increases in accounts payable and customer deposits.

     The Company's accounts receivable are anticipated to continue to grow due to higher sales volume and acquisitions. Growth will require cash disbursements for acquisitions, installation costs on lines and equipment to expand networking capability. In addition, the growth will require cash payments to vendors prior to receipt of payments by its customers.

     The Company's growth will also require continued expansion of the telecommunications equipment and related capital items. The Company used net cash of $544,912, $485,237 and $4,661,221 for investing activities for the years 1996, 1995, and 1994, respectively. The primary use of cash in 1996 and 1995 was for the acquisition of customer bases resulting in an increase of intangible assets of $195,321 and $110,853 and related acquisition costs of $1,101,173 and $1,781,055 respectively. Another significant use of cash was related to acquisition of telecommunication equipment and related capital items of $806,980 in 1996 $1,344,567 in 1995, $207,746 in 1994.

Cash provided by financing activities in 1996 was $1,697,970 as compared to cash used in financing activities of $151,117 in 1995, and cash provided by financing
activities of $5,122,904 in 1994.   In 1996 the Company made principal payments
on debt of $12,187,486 and received cash of $13,885,456 from the issuance of debt. In 1995, the Company redeemed all of its outstanding preferred stock for $55,527, made payments against costs of the secondary public offering of $53,585, and reduced debt principal by $42,005. In 1994, the Company made principal payments on long-term borrowings of $544,749 and received cash of $6,900,000 for issuance of common stock, and $300,000 for issuance of redeemable preferred stock. The Company redeemed the preferred stock for $300,000, paid preferred stock dividends of $31,984, and paid costs associated with stock offerings of $1,200,363 in 1994.

     The Company experienced a net cash increase of $407,227 in 1996, $33,770 in 1995, and $108,812 in 1994. Stockholders' equity was $13,005,718, and
$7,103,415  as of March 31, 1996, and 1995, respectively.

     In 1996 the Company completed a series of acquisitions of the customer bases and associated accounts receivable for cash, shares of the Company's common stock, forgiveness of debt or a combination, thereof.

     In April 1995, the Company purchased a segment of the customer base and related accounts receivable from Prime Telecom, Inc. for cash of approximately$10,000 and forgiveness of $47,000 owed the Company. Of the assets acquired, approximately $30,000 was recorded as the purchase price of the customer base.

     In May 1995, the Company purchased a portion of the customer base and related accounts receivable of Network Services, Inc. for cash of approximately $565,000, approximately 7,300 shares of common stock valued at $55,000 and $193,000 in notes payable. Of the assets acquired, approximately $368,000 was recorded as the purchase price of the customer base.

     In May 1995, the Company purchased a segment of the customer base and related accounts receivable of Telecommunications Brokerage, Inc. by the forgiveness of debt owed to the Company, amounting to approximately $130,000. The purchase price of the customer base was approximately $97,000.

     In September 1995, the Company purchased another segment of the customer base and related accounts receivable of Telecommunications Brokerage, Inc. by the forgiveness of debt owed to the Company amounting to approximately $108,000. The purchase price of the customer base was approximately $94,000.


                                              -13

     In October 1995, the Company purchased substantially all of the assets of Value Tel, Inc. for approximately 891,000 shares of common stock valued at $5,955,000, forgiveness of $608,000 owed the Company, and assumption of liabilities of $696,000. The excess of purchase price over net tangible assets acquired amounted to approximately $5,649,000.

     In January 1996, the Company purchased a segment of the customer base and related accounts receivable of Quantum Communications, Inc. for cash of approximately $474,000, notes payable of $340,000 and approximately 30,000 shares of common stock valued at $590,000. The entire purchase price was recorded as the value of the customer base.

     In December 1995, the Company renewed its line of credit with a bank with $6,000,000 being available under the renewed facility. Borrowings under the renewed line of credit mature on April 30, 1997 and bear interest at 1% above the prime rate (9.25% at March 31, 1996). At March 31, 1996 $2,532,235 was
outstanding under the line of credit. The line of credit is secured by certain accounts receivable of the Company and requires compliance with certain financial and operating covenants which include minimum leverage and fixed charge coverage ratios. At March 31, the Company was in compliance with those covenants.

     In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the facility may not exceed the lessor of $11,000,000 minus any reserves the lender may deem eligible or 85% of eligible receivables. The initial borrowings under the revolver were to payoff the line of credit noted above. Borrowings under the revolver will bear interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company is allowed to borrow $3,250,000 under the term loan facility. The term loan is repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan will bear interest at the prime rate plus 3%. Substantially all of the assets of the Company are pledged as collateral under the credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that adoption of this standard will not have a material effect on the Company's Consolidated Results of Operations or Financial Position.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for Stock-Based Employee Compensation Plans and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply The Accounting Provisions of Accounting Principles Board Opinion 25 in determining its net income; however, additional disclosures will be made to disclose the estimated value of compensation expense under the method established by SFAS No. 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                                        -14

     Arthur Andersen LLP was selected in March 1995, to replace Faulk & Winkler LLC as the Company's principal independent public accountants and performed the Company's audit for the year ended March 31, 1995. The decision to dismiss Faulk & Winkler LLC was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors. This decision was not based on any disagreement with Faulk & Winkler LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Faulk & Winkler LLC, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Faulk & Winkler LLC's report did not contain an adverse or a disclaimer of opinion for neither the Company's fiscal year ended March 31, 1994, nor March 31, 1993.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Directors and Officers of the Company as of March 31, 1996, were as follows:



                                                             Tenure as Officer
Name                 Age       Position                      or Director
- ----                 ---       --------                      -----------------
Michael M. Ross       38       President, Chief              From December 19, 1990
                               Executive Officer,            to date
                               and a Director

Marc I. Becker         38      Executive Vice President,     From December 19, 1990
                               Chief Operating Officer,      to date
                               and a Director

Joseph M. Edelman      75      Vice President,               From December 19, 1990
                               Corporate Secretary           to date
                               and a Director

Leon L. Nowalsky       34      Director                      From May 24, 1995
                               to date

Russell J. Page        53      Director                      From October 26, 1995
                                                             to date

Timothy J. Sledz       27      Director                      From October 31, 1995
                                                             to date

Louis J. Resweber      33      Executive Vice President,     From June 26, 1995
                               President Network             to date
                               Acquisition Corp.

S. David Rosenfeld     36      Executive Vice President      From July 6, 1994
                                                             to date

  MICHAEL M. ROSS
      FOUNDER, DIRECTOR
      PRESIDENT & CHIEF EXECUTIVE OFFICER

Mr. Ross founded the Company along with Mr. Becker in 1979, and has served as a Director and Officer of Network and its predecessor company, M.M. Ross, Inc., since its inception. Mr. Ross has been active in every facet of the telecommunications industry on an industry-wide level. He previously managed responsibilities for a wide range of functions including design and implementation of call route optimization, traffic engineering and switching programs. Mr. Ross is a former Director of Telecom Management, Inc. (1984 to
1985) and Direct Communications, Inc., (1985 to 1990) both of which were merged into Network. He is a charter member in the Telecommunications Resellers Association ("TRA"). Currently, he is responsible for all global strategic activities, corporate affairs, long range planning and administrative functions, and he has direct oversight over all national sales and marketing activities, business development, customer service and support functions, and tariff and regulatory matters. He is a graduate of Louisiana State University in Baton Rouge.

MARC I. BECKER
    CO-FOUNDER, DIRECTOR
    EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER

Mr. Becker was a co-founder of Network's predecessor company, and has served as a Director of the Company since its formation. He has previously served as Chief Financial Officer and Controller, managing all financial, accounting and SEC reporting activities. Mr. Becker has experience in every aspect of the Company -- including technical, administrative, facilities management systems networking, human resources, information services, customer service and customer support. He is a former Director of Telecom Management, Inc. (1984 to 1985) and Direct Communications, Inc. (1985 to 1990). Mr. Becker currently has responsibility for all nationwide operational and management functions, including accounting systems design and implementation of related software. He is also engaged in all networking, traffic engineering, analysis and routing, and is active in developing specialized micro-processor automated dialing system applications. Mr. Becker is a graduate of Louisiana State University in Baton Rouge.

JOSEPH M. EDELMAN M.D.
    DIRECTOR
    VICE PRESIDENT, SECRETARY, TECHNICAL/SYSTEMS APPLICATIONS/RESEARCH &
     DEVELOPMENT

Dr. Edelman has been a Director and Officer of Network and its predecessor company, since 1981, and had previously served as an independent consultant to the Company since 1980. Prior to joining the Company, Dr. Edelman was active in the area of computer automation and systems applications since the early 1960s, and developed one of the nation's first word processing systems for mini-computers. After a career specializing in neurosurgery, Dr. Edelman founded and served as Chairman, President and Chief Executive Officer of Edelman Systems, Inc., a developer of computer hardware and software for the medical field and industry which grew to become one of the nation's leading provider of systems for standardization of record documentation, billing, scheduling, form preparation, and related administrative processing for more than 100 medical clinics across the country. In the late 1970's, Dr. Edelman wrote Network's proprietary customized billing system, and developed other in-house management and control systems still in use today. Currently, he is active in all aspects of Network's operations, including switching systems, nationwide electronic networking, data processing, management information services, call processing, customized billing and invoicing, customer data base management, facilities management and traffic engineering. He also directs the Company's research and development efforts. He holds a bachelors degree from Louisiana State University, and earned his doctorate in Medicine from the Louisiana State University School of Medicine in New Orleans.

LEON L. NOWALSKY
   DIRECTOR

Mr. Nowalsky has served as independent legal counsel to the Company since 1992, and has been a Director since 1995. Since 1990, he has been a senior partner in the law firm of Nowalsky & Bronston, LLP, a New Orleans-based law practice specializing in telecommunications regulatory matters and mergers and acquisitions and serves as counsel to over 40 independent telecom firms nationwide. From 1985 to 1986, he served as in-house counsel for a Louisiana-based long distance company which was acquired by Advanced Telecommunications Corp. ("ATC"). Mr. Nowalsky served ATC as chief regulatory counsel with responsibility for all compliance issues in a 15-state region, and in 1987, he was promoted to interim general counsel of ATC, where he managed the legal aspects of the company's telecommunications operations. Mr. Nowalsky holds a bachelors degree from Tulane University in New Orleans and earned his Juris doctorate from Loyola University School of Law in New Orleans. He serves on the Boards of Receivables Funding Corp., an Ohio-based financial concern, and J.C. Dupont, Inc., a Louisiana-based energy company.



RUSSELL J. (RUSTY) PAGE
    DIRECTOR

Mr. Page has served as a Director of the Company since 1995. Since April of 1996, Mr. Page has served as a principal of Capital Markets Access Corp. For the prior 15 years he served as Senior Vice President of NationsBank Corporation, the fourth largest U.S. bank holding concern, and a primary lending institution to a number of telecommunications corporations. Mr. Page joined NationsBank in 1981, where he assisted the bank in fulfilling its growth strategy, primarily through acquisitions, which resulted in the bank growing from a regional retail banking business to one of the nation's largest diversified financial institutions. As Equity Marketing Executive, he has had direct responsibility for all investor relations for NationsBank. In addition to his role at NationsBank, Mr. Page has served as an independent equity markets/investor relations consultant to a number of public companies including United Companies Financial Corporation. Mr. Page serves on the national Marketing Committee of The NASDAQ Stock Market, and is a member of the Board of Directors and the Executive Committee of the National Investor Relations Institute, and he is Chairman of NIRI's International Committee. He is also a member of the National Security Traders Association. He is an alumnus of the University of North Carolina at Charlotte, and has served on the 1994 Charlotte Organizing Committee Executive Board for the National Collegiate Athletic Association ("NCAA").

TIMOTHY J. SLEDZ
    DIRECTOR

Mr. Sledz has served as a Director of the Company since 1995. He is the President and Chief Operating Officer of Value Tel, Inc., ("Value Tel") a nationwide diversified telecommunications corporation based in Chicago, Illinois. Mr. Sledz joined Value Tel's predecessor company, Discount Network Services, Inc. ("DNS") in 1992 to assist in DNS's aggressive growth and expansion plan. He served as a Director, Chief Financial Officer and Corporate Secretary of DNS until its May, 1995 merger into Value Tel, at which time Mr. Sledz became President of the combined companies. In November, 1995, Value Tel sold a significant base of its nationwide telecommunications business and long distance customer base to Network Long Distance, and since that time, Mr. Sledz has overseen the transition of its previous customer base to Network. In addition, Mr. Sledz currently oversees all of Value Tel's independent operational and administrative functions. He is experienced in all areas of computer and management information systems, including programming, networking, and telecommunications provisioning and billing. Mr. Sledz is the former President and Chief Executive Officer of Computer Document Imaging, Inc., a Chicago-based computer consulting firm.

LOUIS J. RESWEBER
    EXECUTIVE VICE PRESIDENT
    PRESIDENT & CHIEF EXECUTIVE OFFICER, NETWORK ACQUISITION CORPORATION SENIOR ADVISOR TO THE BOARD

Mr. Resweber has served as an Executive officer of the company since joining Network in 1995. Previously, Mr. Resweber gained more than 15 years experience in mergers and acquisitions, capital markets, strategic planning and corporate finance as a member of the executive management teams of a number of NYSE-listed, Fortune 500 Concerns. From 1992 to 1995, he was Senior Vice President, Equity Markets for United Companies Financial Corporation. From 1991 to 1992, he was Vice President, Business Development of Hill & Knowlton International, Inc. Where he served as senior counsel to T.F. McLarty (President Clinton's's former chief-of-staff) and served several corporate clients including Exxon USA, Inc and Cabot Oil Corp under the direction of Craig Fuller (President Bush's former chief-of-staff). From 1988 to 1991, he was an officer of NorAm Entergy Corp (formerly Arkla, Inc.), where he served as Vice President of Entex, Inc. (which merged into NorAm in 1991). From 1983 to 1988, he was with the Goodyear Tire & Rubber Co., most recently as Director of Communications for Celeron Corp. (which merged into Goodyear in 1983). He began his career in print and broadcast communications from 1978 to 1983. Mr. Resweber currently serves on the Boards of Directors of a number of other technology and communications companies, and has also served on the Board of the National Investor Relations Institute in Houston. Mr. Resweber is primarily engaged in the strategic planning, corporate finance and capital markets activities of the company, and also heads Network Acquisition Corp., a wholly-owned subsidiary of the Company engaged in targeting mergers and/or acquisitions of other telecommunication concerns. He graduated cum laude from the University of Louisiana at Lafayette.

S. DAVID ROSENFELD
     EXECUTIVE VICE PRESIDENT
     SENIOR ADVISOR TO THE BOARD

Mr. Rosenfeld joined Network in 1981, and has served the Company in a wide range of sales, marketing, operations and management areas. a 15-year veteran of the telecommunications industry, Mr. Rosenfeld was promoted to Executive Vice-President as a means of utilizing his unique base of experience to implement a strategy to accelerate growth of the Company through the mergers and/or acquisitions of other telecom companies. Immediately prior to this move, Mr. Rosenfeld served Network as Vice President and Director of Sales, where he had direct responsibility for all the Company's marketing programs. He developed and implemented Network's first nationwide wholesale and agent resellers program, and directed all market development, industry association and agent/wholesaler training functions. Prior to that, Mr. Rosenfeld served as Manager of Operations, where he oversaw all technical, customer service and customer support functions; as well as the development, negotiation and ongoing management of the Company's primary underlying carrier agreements with nationwide fiber-optic providers. Mr. Rosenfeld is active in local and industry-wide trade associations and business organizations, and served as President of the Greater Baton Rouge Business Network. He is a graduate of Louisiana State University.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office. The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Delaware law. Such meeting is expected to be held in September, 1996.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has two standing committees. The Audit Committee is responsible for reviewing audit procedures and supervising the relationship between the Company and its independent auditors. The Remuneration and Stock Option/Warrant Committee is responsible for approving compensation arrangements for senior management of the Company and administering the Company's stock option plans.

During fiscal year ending 1996, there were three regular and ten special meetings of the Board of Directors of the Company. Each member of the Board of Directors attended all the meetings of the Board of Directors and of each Committee of which he was a member during the year.

COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT OF 1934

To the Company's knowledge, during the fiscal year ended March 31, 1996, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements except Mr. Sledz inadvertently failed to file a Form 3 Statement of Beneficial Ownership of Securities. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

FAMILY RELATIONSHIPS

There is no family relationship between any director, executive or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth all compensation paid or accrued by the Company for services of Michael M. Ross, Marc I. Becker and S. David Rosenfeld during the fiscal year ended March 31, 1996 and the two prior fiscal years. No other officer has received cash payments in excess of $100,000.


                             SUMMARY COMPENSATION TABLE

- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
                                                               Long Term Compensation
                                                           -----------------------------
                             Annual Compensation                  Awards        Payouts
- ----------------------------------------------------------------------------------------
      (a)            (b)       (c)       (d)        (e)        (f)       (g)       (h)          (i)

      Name                                       Other     Restricted                          All
      and                                        Annual      Stock     Options/    LTIP       Other
   Principal          Year    Salary   Bonus  Compensation   Awards      SARs    Payouts   Compensation
   Position           (1)       ($)     ($)      ($)(2)        ($)       (#)       ($)        ($)(3)
- -------------------------------------------------------------------------------------------------------
Michael M. Ross      1996    $ 99,386   $0     $   221        N/A        0         N/A        $9,155
 President and       1995    $ 94,846   $0     $ 2,316        N/A        0         N/A        $8,822
 Chief Executive     1994    $ 81,213   $0     $ 2,422        N/A        0         N/A        $5,362
 Officer

Marc I. Becker       1996    $103,073   $0     $   221        N/A        0         N/A        $5,455
 Executive Vice      1995     $99,022   $0     $   884        N/A        0         N/A        $5,449
 President and       1994     $82,900   $0     $   884        N/A        0         N/A        $5,362
 Chief Operating
 Officer

S. David Rosenfeld   1996     $60,234   $0     $63,666        N.A        0         N/A        $3,739
 Executive Vice      1995     $45,061   $0     $75,907      $2,800       0         N/A        $3,383
 President           1994     $44,500   $0     $34,081        N/A        0         N/A        $3,192
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


(1)  Periods presented are for the years ended March 31.

(2) Represents a $500 monthly allowance less health insurance, and for Mr. Rosenfeld, sales commissions. For fiscal year 1996, the $500 monthly allowance was terminated July 1, 1995.

(3) Represents employer contributions for insurance, disability and a car allowance.

(4) The following officers' salaries are anticipated in excess of $100,000 for the fiscal year 1997:

          Michael M. Ross, President and Chief Executive Officer
          Marc I. Becker, Executive Vice President and Chief Operating Officer.
          S. David Rosenfeld, Executive Vice President

          Louis J. Resweber, Executive Vice President

COMPENSATION OF DIRECTORS

     Two (2) non-employee Directors of the Company, Mr. Russell J. Page and Mr. Leon L. Nowalsky have been authorized Warrants under Directorship Agreements. In addition, Mr. Nowalsky also currently receives $1,333.00 per month for serving as a Director. All Directors receive expenses to attend board meetings and expenses related to board duties assigned.

OPTIONS AND WARRANTS

     The Company issued to its principal underwriting firm, Barron Chase Securities, Inc. on February 24, 1994, warrants to purchase 120,000 shares of the Company's Common Stock for a five (5) year period for $7.50 per share.
On April 29, 1995, Mr. Leon L. Nowalsky, in consideration for accepting a directorship, was authorized to receive warrants to purchase 225,000 shares of the Company's Common Stock for a ten (10) year period for $7.75 per share. Also on this date, Mr. David Rosenfeld, an Officer, and Dr. Joseph M. Edelman, an Officer and Director, were authorized to receive warrants to purchase 100,000 share each of the Company's Common Stock for a ten (10) year period for $7.88 per share. On May 23, 1995, Mr. Louis J. Resweber, an Officer of the Company, was authorized to receive warrants to purchase 250,002 shares of the Company's Common Stock for a ten (10) year period for $7.75 per share. On October 26, 1995, Mr. Russell J. Page, in consideration of accepting a directorship, was authorized to receive warrants to purchase 225,000 shares of the Company's Common Stock for a ten (10) year period for $9.13 per share.

EMPLOYMENT AGREEMENTS

     On January 1, 1994 the Company entered into employment agreements with Mr. Michael M. Ross and Mr. Marc I. Becker, Officers and Directors of the Company. The employment agreements extend to December 31, 1997 and provide for a minimum salary of $96,000 to each individual. On May 23, 1995, the Company entered into a employment agreement with Mr. Louis J. Resweber, an Officer of the Company, for a three (3) year period beginning on June 2, 1995 and extending through May 31, 1998. The contract calls for a minimum of annual salary of $144,000. On March 12, 1996, the board authorized employment agreements with Mr. S. David Rosenfeld, an Officer of the Company and Dr. J. M. Edelman, an Officer and Director of the Company, for a period of two (2) years from January 1, 1996 with minimum annual salaries of $120,000 and $80,000, respectively. A discretionary bonus may be paid to any of the above individuals based on factors deemed relevant by the Board of Directors, such as the Company's performance and/or other objective criteria.

OPTION GRANTS IN 1996

     The following table sets forth certain information regarding options to purchase shares of Common Stock granted to the Executive Officers of the Company listed in the Executive Compensation Table during the Company's 1996 fiscal year:

                           OPTION GRANTS IN 1996
- ---------------------------------------------------------------------------
    (a)                   (b)           (c)          (d)           (e)
                                    % of Total
                                     Options
                                    Granted to
                        Options     Employees      Exercise     Expiration
Name                    Granted      in 1996        Price          Date
- ------------------      --------    ----------     --------     ----------
Michael M. Ross         None           N/A           N/A            N/A
Marc I. Becker          None           N/A           N/A            N/A
S. David Rosenfeld      100,000       11.73%        7.88         4/29/2005
- ---------------------------------------------------------------------------


AGGREGATE OPTIONS EXERCISED IN 1996 AND OPTION VALUES AT MARCH 31, 1996

     The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1995 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1995 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:

          AGGREGATE OPTIONS EXERCISED IN 1996 AND OPTION VALUES AT MARCH 31, 1996
      (a)                   (b)                 (c)                (d)             (e)
- ----------------------------------------------------------------------------------------------
                                                                                  Value of
                                                                Number of       Unexercised
                                                               Unexercised      In-the-Money
                                                                Options at       Options at
                                                                 03/31/96         03/31/96
                      Shares Acquired       Exercisable/       Exercisable/     Exercisable
Name                    on Exercise       Value Realized(1)    Unexercisable  Unexercisable(2)
- ------------------    ---------------     -----------------    -------------  ----------------
Michael M. Ross              0                    0                 0/0            $0/$0
Marc I. Becker               0                    0                 0/0            $0/$0
S. David Rosenfeld           0                    0              100,000/0      $137,000/$0
- ----------------------------------------------------------------------------------------------

(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock at March 31, 1996 and the option exercise price per share multiplied by the number of shares subject to options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Directors and Officers of the Company as a group:

                                         Amount and
    Name and Address                   Nature of Bene-       Percent
  of Beneficial Owner                  ficial Ownership      of Class
- ---------------------                  ----------------      --------
Michael M. Ross                           600,691(2)          12.94%
13929 Woodland Ridge
Baton Rouge, LA 70816

Marc I. Becker                            611,691(3)          13.17%
3847 Broussard
Baton Rouge, LA 70808

Joseph M. Edelman, M.D.                   111,000(4)           2.39%
525 Florida Street
Baton Rouge, LA 70801

Leon L. Nowalsky                          265,000(5)           5.71%
3900 Causeway Boulevard, Suite 1275
Metairie, LA  70002

Russell J. Page                           100,000(6)           2.15%
822 Queens Road
Charlotte, NC  28207

Timothy J. Sledz                          879,055(7)          18.93%
1841 Centre Point Drive, Suite 135
Naperville, IL  60563

S. David Rosenfeld                        109,133(8)           2.35%
8972 Tallyho Avenue
Baton Rouge, LA 70806

Louis J. Resweber                         183,834(9)           3.96%
828 High Lake Drive
Baton Rouge, LA 70810

Value Tel, Inc.                           879,055             18.93%
1841 Centre Point Drive, Suite 135
Naperville, IL 60563

All Directors and                       2,859,404(10)         61.58%
Officers as a Group
(8 Persons)
____________________________
* Less than 1%

(1) The percentages indicated are based on outstanding options for each individual, exercisable within 60 days, and 3,935,183 shares of Common Stock issued and outstanding on April 24, 1996.

(2) Mr. Ross is the record and beneficial owner of 600,691 shares of the Company's Common Stock and 0 options to purchase 0 shares of the Company's Common Stock, exercisable within the next 60 days. Includes the shares held in escrow noted in "ITEM 13" below.

(3) Mr. Becker is the record and beneficial owner of 611,691 shares of the Company's Common Stock including 10,000 owned by his wife and 1,000 shares owned by the Becker/Edelman Investment Partnership and record and beneficial owner of 0 options to purchase 0 shares of the Company's Common Stock, exercisable within the next 60 days. Includes the shares held in escrow noted in "ITEM 13" below.

(4) Dr. Edelman is the record and beneficial owner of 11,000 shares of the Company's Common Stock which includes 1,000 shares held in the Becker/Edelman Investment Partnership and 100,000 options to purchase 100,000 shares of the Company's Common Stock, exercisable within the next 60 days.

(5) Mr. Nowalsky is the record and beneficial owner of 40,000 shares of the Company's Common Stock and 225,000 options to purchase 225,000 shares of the Company's Common Stock, exercisable within the next 60 days.

(6) Mr. Page is the record and beneficial owner of 0 shares of the Company's Common Stock and 100,000 options to purchase 100,000 shares of the Company's Common Stock, exercisable within the next 60 days.

(7) Mr. Sledz is an indirect beneficial owner of 879,055 shares of Common Stock owned by Value Tel by virtue of Mr. Sledz being an Officer and Director of Value Tel, Inc.

(8) Mr. Rosenfeld is the record and beneficial owner of 9,133 shares of the Company's Common Stock and 100,000 options to purchase 100,0000 shares of the Company's Common Stock, exercisable within the next 60 days.

(9) Mr. Resweber is the record and beneficial owner of 500 shares of the Company's Common Stock and 183,834 options to purchase 183,834 shares of the Company's Common Stock, exercisable within the next 60 days.

(10) Includes 879,055 shares of Common Stock owned indirectly by Mr. Sledz, a Director of Value Tel, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Michael M. Ross and Mr. Marc I. Becker, Officers and Directors of the Company, owe to the Company $199,471 and $146,500 as of March 31, 1996 and 1995 respectively. The amounts represent advances to these individuals from the Company, which are unsecured, and bear interest at 8% Interest income with respect to these notes for 1996, 1995 and 1994 was $11,720, $11,240 and $9,800,
respectively.

Mr. Louis J. Resweber, an Officer of the Company, owes the Company $55,259 at March 31, 1996. The amount represents an advance from the Company, which is unsecured and non-interest bearing.

Mr. Michael M. Ross and Mr. Marc I. Becker have entered into an agreement with the Company and its escrow agent whereby approximately 50% of their shares are to be released over a period of time based upon certain objective performance levels. In order for the shares to be released, the Company's net income per share on a fully diluted basis, as defined in the agreement, must be as follows:

Fiscal                 Net Income Per Share      Amount of Shares to
Year-End                 (Fully-Diluted)             be Released
- --------               --------------------      -------------------
March 31, 1995           $.375 per share           208,897 shares
March 31, 1996           $0.60 per share           208,897 shares
March 31, 1997           $1.00 per share           208,897 shares

If in any of those years the Company achieves the following years' earnings levels, all prior years shares and the additional shares for such earnings level will be released. The escrow agreement terminates on January 27, 2000.

In the event the Company is acquired or merged into another entity prior to March 31, 1997, at a price equivalent to at least $10 per share, all of the escrowed shares shall be released from escrow. Alternatively, in the event the Company is acquired or merged into another entity prior to March 31, 1997, at a price equivalent of less than $10 per share, all of the escrowed shares still remaining in the escrow account at the time of any such acquisition or merger shall be forfeited and all such shares shall be placed in the Company's treasury for cancellation thereof as a contribution to capital.

The staff of the Securities Exchange Commission may view the placement of shares in escrow similar to a recapitalization by management. The agreement to release shares upon the achievement of certain objective criteria is presumed to be a separate compensatory arrangement between the Company and management. The effect is that the fair value of the shares released from escrow is charged to income in that period. Accordingly the Company's profitability could be significantly effected in any period the shares held in escrow are released.

Mr. Leon L. Nowalsky, a Director of the Company, is a partner of Nowalsky & Bronston, LLP. The law firm performed legal services for the Company during the last fiscal year and was paid approximately $120,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

(a)  1.  The following Financial Statements are filed as part of this Report:

                                                                            Page
                                                                            ----
     Index to Financial Statements

     Independent Auditors' Report                                            F-1

     Financial Statements

        Consolidated Balance Sheets                                          F-2

        Consolidated Statements of Operations                                F-3

        Consolidated Statements of Stockholders' Equity                      F-4

        Consolidated Statements of Cash Flows                                F-5

        Notes to Consolidated Financial Statements                           F-6


(a)  3.  Exhibits:  None.

(b) Current report on Form 8-K, dated March 15,1995, reporting under item 4, a change in independent public accountants from Faulk & Winkler LLC to Arthur Andersen LLP.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
  Network Long Distance, Inc.:

We have audited the accompanying consolidated balance sheets of Network Long Distance, Inc., (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Network Long Distance, Inc., for the year ended March 31, 1994 were audited by other auditors whose report dated June 3, 1994 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Long Distance, Inc., and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      ARTHUR ANDRESEN LLP


Jackson, Mississippi,
  May 24, 1996.

                        INDEPENDENT AUDITORS' REPORT



Board of Directors
  Network Long Distance, Inc.
  Baton Rouge, Louisiana

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Network Long Distance, Inc. and Subsidiaries for the year ended March 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Network Long Distance, Inc. and Subsidiaries for the year ended March 31, 1994 in conformity with generally accepted accounting principles.





June 3, 1994
  Baton Rouge, Louisiana.



                                       FAULK & WINKLER, LLC



                                     F-1a

                NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                        March 31,
                                                               -------------------------
                                                                   1996          1995
                                                               -----------   -----------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                    $   755,980   $   348,753
  Securities purchased under agreement to resell                       -       1,558,562

  Accounts receivable, net of allowance for doubtful accounts of $985,000 and $500,000 at March 31, 1996
   and 1995, respectively                                        6,549,856     4,123,954
     Other receivables                                             708,962           -
     Deferred income tax asset                                     131,656        42,231
     Other current assets                                          561,014        37,801
                                                               -----------   -----------
         Total current assets                                    8,707,468     6,111,301

PROPERTY AND EQUIPMENT:
  Land                                                              75,000        75,000
  Building and improvements                                        629,683       382,315
  Telecommunications equipment                                   1,685,651     1,640,315
  Furniture and fixtures                                         1,180,916       671,640
                                                               -----------   -----------
                                                                 3,571,250     2,769,270
  Less accumulated depreciation                                  1,437,158       968,766
                                                               -----------   -----------
                                                                 2,134,092     1,800,504
                                                               -----------   -----------
CUSTOMER ACQUISITION COSTS, NET                                  5,501,559     1,626,441
GOODWILL, NET                                                    2,079,433        22,666
OTHER INTANGIBLES, NET                                           1,192,010       234,890
OTHER ASSETS                                                       208,270       361,005
                                                               -----------   -----------
         Total assets                                          $19,822,832   $10,156,807
                                                               -----------   -----------
                                                               -----------   -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                             $   154,982   $   871,893
  Accrued telecommunications cost                                2,736,999     1,481,409
  Other accrued liabilities                                        815,373       500,428
  Customer deposits                                                176,210       183,185
  Current maturities of long-term debt                              75,778           -
                                                               -----------   -----------
         Total current liabilities                               3,959,342     3,036,915

DEFERRED INCOME TAX LIABILITY                                       58,201        16,476

LONG-TERM DEBT                                                   2,799,571           -

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock - $.01 par value;
 25,000,000 shares authorized; no shares issued and
 outstanding at March 31, 1996 and 1995 (redemption
 value $3 per share)                                                   -             -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value; 20,000,000 shares
   authorized; 3,909,043 and 2,992,106 shares issued
   and outstanding at March 31, 1996 and 1995, respectively            391           299
  Additional paid-in capital                                    12,758,616     6,483,025
  Retained earnings                                                246,711       620,092
                                                               -----------   -----------
         Total stockholders' equity                             13,005,718     7,103,416
                                                               -----------   -----------
         Total liabilities and stockholders' equity            $19,822,832   $10,156,807
                                                               -----------   -----------
                                                               -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Year Ended March 31,
                                                                 ----------------------------------------
                                                                    1996           1995          1994
                                                                 -----------    -----------   -----------
Revenues (including excise taxes of $250,000, $219,000 and
    $148,000 in 1996, 1995 and 1994, respectively)               $30,810,016    $24,216,948   $10,621,705
Operating expenses:
  Telecommunications costs                                        22,879,184     19,477,701     8,075,429
  Selling, general and administrative                              6,068,813      3,593,043     1,715,992
  Provision for losses on accounts receivable                      1,019,754        386,214       236,000
  Depreciation and amortization                                    1,096,373        298,700       189,923
                                                                 -----------    -----------   -----------

      Total operating expenses                                    31,064,124     23,755,658    10,217,344
                                                                 -----------    -----------   -----------

Operating income                                                    (254,108)       461,290       404,361
Interest (income) expense, net                                       188,304       (147,902)       83,041
                                                                 -----------    -----------   -----------

Income (loss) before income taxes                                   (442,412)       609,192       321,320
Provision (benefit) for income taxes                                 (69,031)       118,743       114,955
                                                                 -----------    -----------   -----------
Net income (loss)                                                   (373,381)       490,449       206,365
Preferred dividend requirement                                          -              -           31,984
                                                                 -----------    -----------   -----------
Net income (loss) applicable to common stockholders              $  (373,381)   $   490,449   $   174,381
                                                                 -----------    -----------   -----------
                                                                 -----------    -----------   -----------
Earnings per common share                                        $     (0.14)   $      0.21   $      0.11
                                                                 -----------    -----------   -----------
                                                                 -----------    -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Common Stock
                                                     $.0001 Par Value       Additional
                                                   --------------------     Paid-in      Retained
                                                   Number        Amount     Capital      Earnings
                                                   ------        ------     -------      --------
BALANCE, MARCH 31, 1993                            1,459,566    $   146    $   114,490   $ 255,262

Issuance of common stock through public
  offering (net of offering costs of $1,200,363)   1,380,000        138      5,699,499         -

Issuance of common stock to former holders of
  Series B Convertible Preferred Stock                60,000          6        299,994    (300,000)

Dividends on preferred stock, $0.39 per share           -           -             -        (31,984)

Net income                                              -           -             -        206,365
                                                   ---------    -------    -----------   ---------

BALANCE, MARCH 31, 1994                            2,899,566        290      6,113,983     129,643

Issuance of common stock to former holders of
  Series A Convertible Preferred Stock                63,502          6        190,500        -

Issuance of common stock for acquisitions             29,038          3        232,126        -

Direct costs incurred in connection with
  issuance of common stock through public
  offering                                              -           -          (53,584)       -

Net income                                              -           -             -        490,449
                                                   ---------    -------    -----------   ---------

BALANCE, MARCH 31, 1995                            2,992,106        299      6,483,025     620,092

Issuance of common stock for acquisitions            916,937         92      6,275,591        -

Net loss                                                -           -             -       (373,381)
                                                   ---------    -------    -----------   ---------
BALANCE, MARCH 31, 1996                            3,909,043    $   391    $12,758,616   $ 246,711
                                                   ---------    -------    -----------   ---------
                                                   ---------    -------    -----------   ---------


  The accompanying notes are an integral part of these financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Year Ended March 31,
                                                             ----------------------------------------
                                                                 1996           1995         1994
                                                             -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $  (373,381)   $   490,449   $   206,365
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                               473,392        218,430       155,139
      Amortization                                               622,981         80,270        34,784
      Provision for losses on accounts receivable              1,019,754        386,214       236,000
      Provision (benefit) for deferred income taxes              (47,700)       (47,487)      114,955
      Provision for employee stock incentive plan                 50,752         42,350          -
      Changes in assets and liabilities, net of effect of
        business combinations:
          Accounts receivable                                 (2,215,586)    (2,357,721)   (1,570,924)
          Other current assets                                (1,232,175)       (14,580)       47,197
          Accounts payable and other current liabilities         803,397      1,914,678       332,338
          Other                                                  152,735        (42,479)       91,275
                                                             -----------    -----------   -----------
    Net cash provided by (used in) operating activities         (745,831)       670,124      (352,871)
                                                             -----------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (806,980)    (1,344,567)     (207,746)
  Sale (purchase) of short-term investments, net               1,558,562      2,751,238    (4,309,800)
  Acquisitions and related costs                              (1,101,173)    (1,781,055)         -
  Increase in intangible assets                                 (195,321)      (110,853)         -
  Other                                                             -              -         (143,675)
                                                             -----------    -----------   -----------
    Net cash used in investing activities                       (544,912)      (485,237)   (4,661,221)
                                                             -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                 (12,187,486)      (42,005)      (544,749)
  Proceeds from issuance of debt                              13,885,456          -              -
  Proceeds from issuance of common stock                            -             -         6,900,000
  Proceeds from sale of redeemable preferred stock                  -             -           300,000
  Redemption of preferred stock                                     -          (55,527)      (300,000)
  Dividends on preferred stock                                      -             -           (31,984)
  Offering costs                                                    -          (53,585)    (1,200,363)
                                                             -----------    -----------   -----------
    Net cash provided by (used in) financing activities        1,697,970      (151,117)     5,122,904
                                                             -----------    -----------   -----------
    Net increase in cash and cash equivalents                    407,227        33,770        108,812

    Cash and cash equivalents at beginning of period             348,753       314,983        206,171
                                                             -----------    -----------   -----------
    Cash and cash equivalents at end of period               $   755,980    $  348,753    $   314,983
                                                             -----------    -----------   -----------
                                                             -----------    -----------   -----------


  The accompanying notes are an integral part of these financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS:

Network Long Distance, Inc. (a Delaware corporation) through its wholly-owned subsidiaries, M.M. Ross, Inc., Network Advanced Services, Inc., and Network Acquisition Corp., provides long distance and related services to customers in 48 states. Hereinafter, Network Long Distance, Inc., and subsidiaries are referred to as the "Company."

The Company provides long distance telecommunications services to commercial and residential customers by transmitting calls to U.S. or international locations. The Company provides these services primarily through three customer service divisions - retail division, switchless reseller division and agent division. The retail division involves the sale of long distance services directly to end-users. The switchless reseller division involves the sale of long distance services to other entities who resell the services to end-users. The agent division involves the sale of long distance services directly to end-users through master agents of the Company.

Calls are transmitted over circuits leased from other telecommunications carriers at fixed or variable rates. Calls are switched through the Company's switching center or by other carriers on the Company's behalf. The Company furnishes its end user customers, as well as its reseller customers, with various long distance products including 1+ dialing, WATS, private line, calling cards and 800 services. Billing, collection and customer service are available, at additional costs, to reseller customers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used primarily when accounting for allowance for doubtful accounts, depreciation and amortization and taxes. See "Accounts receivable" and "Intangible assets."

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt approximate their fair value.

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

The Company invests excess funds in short-term, interest-bearing obligations. Due to the short-term nature of these investments, the Company does not take possession of the securities which are held in safekeeping.

The Company does not enter into hedge and/or other transactions to limit the risk of loss that may result from a decline in market value of the underlying assets in the event of default by the counterparty. However, the counterparty sells the Company securities with a market value in excess of the funds invested.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due on monthly billings for long distance and other telecommunications costs incurred by customers.

The allowance for doubtful accounts is established through a provision for losses on accounts receivable which is charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes the collectibility of the receivable is unlikely. The allowance, which is based on evaluations of the collectibility of the receivables and prior bad debt experience, is an amount that management believes will be adequate to absorb probable losses on accounts receivable existing at the reporting date. The evaluations take into consideration such factors as changes in the aging and volume of the accounts receivable, overall quality, review of specific problem receivables and current industry conditions that may affect a borrower's ability to pay. Actual results could differ from management's estimates. Charge-offs during the fiscal years 1996, 1995 and 1994 were approximately $758,000, $171,000 and $31,000, respectively.

During fiscal year 1996, the Company reevaluated reseller activities generally and, specifically its relationship with certain resellers. As a result, the Company has chosen to de-emphasize its reseller marketing activities by reducing the number of wholesale customers and the related wholesale accounts receivable. In addition, certain wholesale customers have experienced financial difficulties which impede their ability to pay the Company on a timely basis. Wholesale customers with slow payment histories have been placed on specific payment plans or under lock box agreements. Management has specifically evaluated its allowance for doubtful accounts relative to its wholesale customers and believes the allowance to be adequate to absorb probable losses on the accounts receivable at March 31, 1996. However, the actual losses on wholesale accounts receivable could differ from management's evaluation at March 31, 1996 and such difference could be material.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

          Building                                 30 years
          Building improvements                  7-10 years
          Telecommunications equipment            5-7 years
          Office equipment                        5-7 years

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the property accounts, and any resulting gain or loss is reflected in results of operations.

INTANGIBLE ASSETS

The Company's intangible assets include customer acquisition costs and non-compete agreements incurred as a result of purchased customer bases; goodwill, customer acquisition costs and noncompete agreements resulting from acquisitions of businesses; and software development costs attributable to telecommunications service activities.

In allocating the excess of the purchase price over tangible assets acquired in business combinations, the Company utilizes cash flow models and projected attrition rates to quantify the values allocated to the various intangibles as well as the related useful lives. While management believes that the cash flow models are achievable and the attrition rates are reasonable, management regularly reassesses the realization of the acquisition-related intangibles through periodic updates of the cash flow models. The amounts allocated to the various intangibles and the estimated useful lives could change based on these periodic updates.

Customer acquisition costs are recorded based upon the estimated value of the customer base acquired. Customer acquisition costs are amortized over 6 to 12 years using the straight-line method. Accumulated amortization, at March 31, 1996 and 1995, was approximately $412,000 and $23,000, respectively.

The Company allocates goodwill to business acquisitions based on a series of projections of cash flows of the acquired entity. Goodwill is amortized over 30 to 40 years using the straight-line method. Accumulated amortization at March 31, 1996 and 1995, was approximately $55,000 and $24,000, respectively.

Other intangibles include software development costs and non-compete agreements. The Company capitalizes external costs related to the
development of software while internal costs are expensed.   Other
intangibles are amortized using the straight-line method over lives ranging from one to five years. Accumulated amortization at March 31, 1996 and 1995, was approximately $259,000 and $56,000, respectively.

OTHER RECEIVABLES

Other receivables consist of current amounts due from customers and entities providing billing and collection services for a portion of the Company's customer base.

OTHER CURRENT ASSETS

At March 31, 1996 and 1995, other current assets consisted of costs of direct response advertising and other prepaid expenses. Direct response advertising costs are capitalized and amortized over the expected life of the customer. The Company has determined that the expected life of a customer obtained through direct response advertising is one year. At March 31, 1996, approximately $183,000, net of accumulated amortization of approximately $194,000, was included in other current assets related to direct response advertising.

OTHER ASSETS

Other assets include long-term notes receivable from employees of approximately $208,000 and $188,000 at March 31, 1996 and 1995, respectively.

INCOME TAXES

Income taxes are provided using an asset and liability approach. The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of
(a) temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, and (b) operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of adjustment. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some of all of the deferred tax assets will not be realized.

RECOGNITION OF REVENUE

Customer long distance calls are routed through switching centers owned by the Company or others over long distance telephone lines provided by others. The Company records revenues at the time of customer usage primarily on a measured time basis.

TELECOMMUNICATIONS EXPENSE

Telecommunications expense includes all payments to local exchange carriers and interexchange carriers primarily for access and transport charges. The Company mainly utilizes long-term fixed cost contracts with other carriers in order to carry customer calls.

EARNINGS PER SHARE

For the year ended March 31, 1996, earnings per share were based on the weighted average number of shares outstanding during the period. No common stock equivalents were utilized in the calculation as their effect would be anti-dilutive. For the years ended March 31, 1995 and 1994, earnings per share were calculated based on the weighted average number of shares outstanding during the year plus the dilutive effect of stock options and warrants determined using the treasury method. Average common and common equivalent shares utilized were 2,731,093; 2,370,999; and 1,595,840, respectively, for the years ended March 31, 1996, 1995 and 1994. In each year, there were no differences in primary and fully diluted earnings per share.

Dividends of $31,984 for the year ended March 31, 1994 on convertible preferred stock were deducted from net income to determine net income available to common stockholders for earnings per share computations.

COMMON STOCK ESCROW AGREEMENT

As part of its public offering of common stock in March 1994, the Company transferred 626,691 shares of common stock, owned by officers, into an escrow account. The common stock will be released from escrow in three annual increments of 208,897 shares if the Company either meets earnings per share requirements, on a fully diluted basis as defined in the agreement, or consummates a public offering of the Company's common stock considering certain conditions defined in the agreement. The stipulated earnings per share (EPS) amounts are as follows:

                  March 31             EPS
                  --------             ---
                    1995             $ 0.375
                    1996               0.60
                    1997               1.00

If the Company fails to meet EPS requirements, the common stock held in escrow will be forfeited and canceled to the Company's treasury. However, if the Company meets the EPS requirement in the second or third fiscal year, any shares forfeited in a prior year(s) will be considered earned and released to the officers in the subsequent year. If the EPS requirements are attained, the appropriate compensation expense will be recorded by the Company.

All of the escrowed shares will be released from escrow in the event the Company is acquired or merged into another entity prior to March 31, 1997 at a price per common share of at least $10. If the Company is acquired or merged into another entity prior to March 31, 1997 at a price of less than $10 per common share, all of the escrowed shares remaining in escrow at the time of the transaction will be forfeited.

The escrow agreement terminates on January 27, 2000. The escrowed shares have been excluded from the weighted average number of shares outstanding for the years ended March 31, 1996 and 1995.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, cash on hand and on deposit are considered to be cash and cash equivalents.

RECLASSIFICATIONS

Certain items for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 116 "Accounting for Contributions Received and Contributions Made." In 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements were adopted by the Company in the year ended March 31, 1996. Adoption of these statements did not have a material effect on the financial position or results of operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for years beginning after December 15, 1995. Management believes that adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply the accounting provisions of Accounting Principles Board Opinion 25 in determining its net income; however, additional disclosures will be made to disclose the estimated value of compensation expense under the method established by SFAS No. 123.

3.   CUSTOMER BASE ACQUISITIONS:

The Company has completed a series of acquisitions of segments of other long distance providers' customer bases. Such acquisitions have been accomplished through the purchase of the customer base and related accounts receivable for cash, shares of the Company's common stock, issuance of notes payable and forgiveness of accounts receivable or a combination thereof. All acquisitions have been accounted for as purchases and resulted in an excess of the purchase price over the net tangible assets acquired.

The table below sets forth information concerning consideration given in connection with the customer base acquisitions by the Company:

                                                                       Purchase Price
                                             ---------------------------------------------------------------
                                                             Forgiveness                    Shares Issued
                              Acquisition                         of          Notes        -----------------
   Acquired Entity               Date           Cash         Receivables     Payable       Number    Value
- ----------------------        -----------    ----------      -----------     --------      ------   --------
Quantum
 Communications, Inc.
 (Quantum)                      Jan-96       $  474,226            -         $339,570      29,756   $590,355

Network Services, Inc.          May-95          564,802            -          192,500       7,349     55,335
 (NSI)

Telecommunications
 Brokerage, Inc. (TBI)          May-95              -          238,465            -           -          -

Prime Telecom, Inc. (PTI)       Apr-95           10,191         46,875            -           -          -

Westover Communication
 Corp. (WCC)                    Dec-94           63,090            -              -           -          -

Colorado River
 Communications (CRC)           Nov-94        1,741,977            -              -        29,038    232,129

First Choice
 Network (FCN)                  Mar-94          131,695            -              -           -          -

The table below sets forth information concerning assets acquired in connection with the customer base acquisitions by the Company:

                                                        Assets Acquired             Amortization Period (Years)
                                           --------------------------------------   ---------------------------
                           Acquisition      Accounts      Customer       Other      Customer          Other
    Acquired Entity           Date         Receivable       Base      Intangibles     Base         Intangibles
- ------------------------   -----------     ----------     --------    -----------   --------       ------------

Quantum
 Communications, Inc.
 (Quantum)                   Jan-96         $191,250      $826,765      $    -          7.5            -

Network Services, Inc.
 (NSI)                       May-95          259,286       368,438           -         12              -

Telecommunications
 Brokerage, Inc. (TBI)       May-95           39,811       191,154           -         11              -

Prime Telecom, Inc. (PTI)    Apr-95           26,712        30,354           -         11              -

Westover Communication
 Corp. (WCC)                 Dec-94           35,170        11,120           -         12              -

Colorado River
 Communications (CRC)        Nov-94          336,210       692,000       870,000        6            2 - 40

First Choice
 Network (FCN)               Mar-94           56,287        76,289           -         12              -


The initial purchase price allocations for the fiscal year 1996 acquisitions were based on estimates pending development of more detailed information concerning the current values of certain assets and liabilities. As a result, the final purchase price allocations may differ from the presented estimates.

4.   BUSINESS COMBINATION:

On October 31, 1995, the Company acquired substantially all of the assets of ValueTel, Inc., (ValueTel), a long distance reseller whose customer base was located primarily in Illinois, in a transaction accounted for as a purchase. Results of operations of ValueTel are included in current year results of operations of the Company from the date of acquisition. As consideration for the purchase, the Company issued 890,915 shares of its common stock with an assigned value of approximately $5,955,000, assumed liabilities of ValueTel of approximately $696,000 and forgave a ValueTel payable to the Company of approximately $608,000. The Company acquired substantially all of ValueTel's accounts receivable which were valued at $1,610,000. Intangible assets acquired were allocated to customer base at approximately $3,334,000, non-compete agreements at approximately $845,000 and goodwill at approximately $1,470,000. Of the 890,915 shares of the Company's common stock issued, 16,500 shares are held in escrow pending resolution of purchase price contingencies. The escrowed shares have not been considered as part of the purchase price.

The following unaudited pro forma combined results of operations for the Company assume that the ValueTel acquisition was completed on April 1, 1995.

                                               1996             1995
                                           -----------      -----------
Revenues                                   $36,191,000      $24,713,000
Loss applicable to common shareholders        (642,000)        (401,000)
Loss per share                                   (0.20)           (0.12)

These pro forma amounts represent the historical operating results of the acquired entity combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if ValueTel had been operated by current management during the periods presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses.

The initial purchase price allocation for the ValueTel acquisition was based on estimates pending development of more detailed information concerning the current values of certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimates.

5.   INCOME TAXES:

The (benefit) provision for income taxes is composed of the following:

                                              1996       1995        1994
                                            ---------  ---------   --------
Current                                     $(21,331)  $166,230    $    -
Deferred                                     (47,700)   (47,487)    114,955
                                            ---------  --------    --------
Total (benefit) provision for income taxes  $(69,031)  $118,743    $114,955
                                            ---------  --------    --------
                                            ---------  --------    --------


The following is a reconciliation of the actual provisions for income taxes to the expected amounts which are derived by applying the statutory rate to reported pretax income.

                                              1996       1995        1994
                                            ---------  ---------   --------
Expected statutory amount                   $(150,419) $207,125    $112,462
Usage of net operating loss carryforwards         -     (75,409)        -
Effect of officer's life insurance              1,681    (9,652)      1,632
Reclassification from current taxes payable    68,732       -           -
Other                                          10,975    (3,321)        861
                                            ---------  --------    --------
Actual tax provision                        $ (69,031) $118,743    $114,955
                                            ---------  --------    --------
                                            ---------  --------    --------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1996 and 1995:

                                                               March 31,
                                        -----------------------------------------------------
                                                   1996                          1995
                                        -------------------------     -----------------------
                                         Assets       Liabilities      Assets     Liabilities
                                        --------      -----------     --------    -----------
Allowance for doubtful accounts         $418,557       $    -         $ 96,806      $    -
Depreciation                                 -          119,508            -          52,680
Amortization                              40,846            -              -             -
Effect of conversion from cash basis
 for income tax purposes                     -          239,586            -         118,986
Prepaid expenses                             -           80,775            -             -
Accrued liabilities                       70,335            -          100,850           -
Other                                        -           16,414            900         1,135
                                        --------       --------       --------      --------
               Total                    $529,738       $456,283       $198,556      $172,801
                                        --------       --------       --------      --------
                                        --------       --------       --------      --------

6.   LONG-TERM DEBT:

In December 1995, the Company renewed its line of credit with a bank with $6,000,000 being available under the renewed facility. Borrowings under the renewed line of credit mature on April 30, 1997 and bear interest at 1% above the prime rate (9.25% at March 31, 1996). At March 31, 1996, $2,532,235 was
outstanding under the line of credit. The line of credit is secured by certain accounts receivable of the Company and requires compliance with certain financial and operating covenants which include minimum leverage and fixed charge coverage ratios. At March 31, 1996, the Company was in compliance with those covenants.

At March 31, 1996, $343,114 remained outstanding on notes payable primarily to acquired entities incurred in connection with acquisition of customer bases. Borrowings under these notes payable are unsecured, bear interest at 8% and mature in February 2001.

In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the facility may not exceed the lesser of $11,000,000 minus any reserves the lender may deem eligible or 85% of eligible receivables. Borrowings under the revolving facility will bear interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company is allowed to borrow $3,250,000 under the term loan facility. The term loan is repayable in 36 equal monthly principal installments of $90,278 plus accrued interest. The term loan will bear interest at the prime rate plus 3%. Substantially all of the assets of the Company including tangible assets, receivables and general intangibles, the definition of which includes but is not limited to intellectual property, business plans, business records and licenses, are pledged as collateral under the credit facility.

Future maturities of long-term debt are as follows:

               1997               $    75,778
               1998                    63,602
               1999                    68,881
               2000                 2,606,833
               2001                    60,255
                                  -----------
                                  $ 2,875,349
                                  -----------
                                  -----------


7.   EMPLOYEE BENEFIT PLAN:

In May 1994, the Company adopted a stock incentive plan (the Plan) under which certain employees are eligible to receive 100 shares of the Company's common stock upon completion of their first anniversary of service. All shares issued under the Plan are held by the Company for a period of three years from the issue date, at which time the employee vests if they are still employed with the Company. In the event the Company is sold, all employees vest immediately. Approximately 19,300 and 17,600 shares of common stock had been awarded under the Plan at March 31, 1996 and 1995, respectively. Compensation expense of $50,752 and $42,350 was recognized in the years ended March 31, 1996 and 1995, respectively, related to the Plan.

In March 1996, the Company adopted a Defined Contribution Retirement Plan for all eligible employees which qualifies under the provisions of Section 401(k) of the Internal Revenue Code and will be retroactively effective to January 1, 1996.

8.   STOCK WARRANTS:

The Company grants warrants to various directors, officers, employees and nonemployees from time to time. The warrants vest in periods ranging from immediately following grant date to ten years from grant date. Terms and conditions of the Company's warrants, including exercise price and the period warrants are exercisable, generally are at the discretion of the Company's Board of Directors. Each warrant granted allows for the purchase of one share of the Company's common stock. No warrants are exercisable for a period of more than ten years. No compensation expense has been recognized on granting these warrants because the exercise price for warrants granted equaled or exceeded the fair market value of the Company's common stock at the grant date. The following summarizes information related to warrants granted by the Company:

                                      Number of        Exercise
                                       Warrants         Price
                                       --------         ------

          Balance, March 31, 1994          -          $           -

          Granted                      120,000                 7.50
                                     ---------        -------------

          Balance, March 31, 1995      120,000                 7.50

          Granted                    1,077,002         7.50 - 9.875

          Canceled                     (70,000)               9.875
                                     ---------        -------------

          Balance, March 31, 1996    1,127,002        $7.50 - 9.125
                                     ---------        -------------
                                     ---------        -------------

9.   COMMITMENTS:

At March 31, 1996, the Company was committed under noncancellable, noncapitalizable agreements for fixed cost transmission facilities that require minimum payments of approximately $13,500,000 in 1997, $9,450,000 in 1998, $8,100,000 in 1999 and $1,350,000 in 2000.

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. Rent expense related to these leases was approximately $264,000 and $4,400, for the years ended March 31, 1996 and 1995, respectively. Approximate minimum lease payments under these operating leases are as follows:

          1997         $256,000
          1998          306,000
          1999          301,000
          2000          303,000
          2001          335,000


Certain of the Company's facility leases include renewal options and all leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

10.  CONTINGENCIES:

On February 8, 1996, President Clinton signed legislation that will, without limitation, permit Bell Operating Companies (BOC) to provide domestic and international long distance services upon a finding by the Federal Communications Commission that the petitioning BOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; removes existing barriers to entry into local service markets; significantly changes the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; establishes procedures to revise universal service standards; and establishes penalties for unauthorized switching of customers. The Company cannot predict the effect such legislation will have on the Company or the industry. However, the Company believes that it is positioned to take advantage of business opportunities in the rapidly-changing telecommunications market.

The Company is involved in legal proceedings generally incidental to its business. While the results of these various legal matters contain an element of uncertainty, the Company believes that the probable outcome of any of these matters, or all of them combined, should not have a material adverse effect on the Company's consolidated results of operations or financial position.

11.  RELATED PARTY TRANSACTIONS:

The Company held notes receivable and related accrued interest from various employees of $261,898 and $187,751 as of March 31, 1996 and 1995,
respectively. These notes, which are unsecured, include non-interest bearing notes and notes bearing interest at a rate of 8%.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid by the Company during the years ended March 31, 1996, 1995 and 1994 amounted to $188,304, $2,648, and $105,900, respectively. Income taxes paid during the years ended

March 31, 1996 and 1995, were $49,000 and $25,000, respectively. No income taxes were paid, and no refunds were received during the year ended March 31, 1994.

In conjunction with business combinations and customer base acquisitions during the years ended March 31, 1996 and 1995, assets acquired and non-cash consideration issued were as follows:

                                                          March 31,
                                                          ---------
                                                     1996           1995
                                                 ------------   -----------

Fair value of tangible assets acquired           $  2,134,675   $   437,667
Excess of cost over intangible assets acquired      7,329,764     1,771,185
Accounts receivable forgiven                         (892,935)     (195,668)
Liabilities assumed                                  (649,478)         -
Notes payable issued                                 (532,070)         -
Common stock issued                                (6,288,783)     (232,129)
                                                 ------------   -----------
Cash paid                                        $  1,101,173   $ 1,781,055
                                                 ------------   -----------
                                                 ------------   -----------


For the year ended March 31, 1995, noncash transactions also included the redemption of preferred stock of $190,506.

13.  CONCENTRATIONS OF CREDIT RISK:

Four of the Company's switchless customers accounted for approximately 20% of net sales in 1996 and approximately 18% of gross accounts receivable at March 31, 1996. The Company performs initial and ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Customers may be asked to provide personal guarantees and/or security deposits. If the financial condition and operations of these switchless customers deteriorate below critical levels, the Company's operating results could be adversely affected.

14.  SUBSEQUENT EVENTS:

In May 1996, the Company purchased customer base and related accounts receivable from Universal Network Services, Inc., a switchless reseller whose customer base is located primarily in Nevada. The purchase price consisted of approximately $2,852,000 in cash and issuance of 188,373 shares of common stock of the Company tentatively valued at $2,166,000. In addition to the issuance of the 188,373 common shares, the Company issued 55,385 common shares which are to be held in escrow pending certain purchase price adjustments. The Company acquired tangible assets (receivables) valued at approximately $776,000.

Subsequent to March 31, 1996, a switchless customer of the Company, which accounted for approximately 10% of gross revenues for the year ended March 31, 1996, notified the Company that it is discontinuing its relationship with the Company.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NETWORK LONG DISTANCE


Dated: June 28, 1996                By /s/ Michael M. Ross
                                       ------------------------------
                                       Michael M. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          Signature                   Capacity                     Date
          ---------                   --------                     ----

/s/Michael M. Ross
- ----------------------------        President Chief             June 28, 1996
Michael M. Ross                     Executive Officer,
                                    and Director



/s/Marc I. Becker
- ----------------------------        Executive Vice President,   June 28, 1996
Marc I. Becker                      Chief Operating Officer
                                    and Director



/s/Joseph M. Edelman
- ----------------------------        Vice President              June 28, 1996
Joseph M. Edelman                   Secretary,
                                    and Director