Form 10-Q
period 1996-06-30
NETWORK LONG DISTANCE INC
filed 1996-08-14
CIK 830488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______________ to _______________ .

                        Commission File Number:  0-23172

                           NETWORK LONG DISTANCE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                   77-1122018
     -------------------------------                 ---------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

                               525 FLORIDA STREET
                         BATON ROUGE, LOUISIANA   70801
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

                         Yes    X       No
                              -----         -----

There were 4,489,859 shares of the Registrant's $.0001 par value common stock issued and outstanding as of June 30, 1996.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Balance Sheets
        June 30, 1996 and March 31, 1996 . . . . . . . . . . . . . . .       2

    Consolidated Statements of Income
        Three months ended June 30, 1996 and 1995. . . . . . . . . . .       3

    Consolidated Statements of Cash Flows
        Three months ended June 30, 1996 and 1995. . . . . . . . . . .       4

  Notes to Consolidated Financial Statements . . . . . . . . . . . . .     5-6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .     6-7

PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K . . . . . . . . . . . . . . .       8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       MARCH 31,
                                                                  1996           1996
                                                              -----------     -----------
                                                               UNAUDITED
ASSETS
Current assets
  Cash and cash equivalents                                   $   670,350     $   886,683
  Accounts receivable, net of allowance for doubtful
   accounts of $1,377,000 and $1,001,000 at June 30,
   1996, and March 31, 1996 respectively                        6,760,086       6,946,534
  Other receivables                                               639,965         708,962
  Deferred income tax asset                                       131,656         131,656
  Other current assets                                            426,974         583,561
                                                              -----------     -----------
    Total current assets                                        8,629,031       9,257,396

Property and equipment
  Land                                                             75,000          75,000
  Building and improvements                                       696,947         686,470
  Telecommunications equipment                                  1,369,224       2,210,908
  Furniture and fixtures                                        1,463,413       1,341,828
                                                              -----------     -----------
                                                                3,604,584       4,314,206
  Less accumulated depreciation                                 1,729,350       1,661,091
                                                              -----------     -----------
                                                                1,875,234       2,653,115

Customer Acquisition Costs, Net                                 8,426,456       6,276,439
Goodwill, Net                                                   4,667,635       2,079,433
Other Intangibles, net
Other assets                                                      362,558         417,130
    Total assets                                                  738,019         218,940
                                                              -----------     -----------
                                                              $24,698,933     $20,902,453
                                                              -----------     -----------
                                                              -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term debt and current maturities of long-term debt    $ 1,141,301     $   146,175
  Accounts payable                                                342,520         297,524
  Accrued telecommunications cost                               2,573,003       2,736,999
  Other accrued liabilities                                     1,064,259         892,716
  Customer deposits                                               177,059         176,210
  Current Maturities of Capital Lease Obligations
Total current liabilities                                          86,847          82,855
                                                              -----------     -----------
                                                                5,384,989       4,332,479

Deferred income tax liability                                      58,201          58,201

Long-Term Debt                                                  3,860,574       2,889,138

Capital Lease Obligation                                           89,109         126,481

Series A convertible preferred stock - $.01 par value;
 25,000,000 shares authorized; no shares issued
 and outstanding at June 30, 1996, and March 31, 1996.                  0               0

Stockholders' equity
  Common stock - $.0001 par value; 20,000,000 shares
   authorized; 4,489,859 and 4,246,101 shares issued
   and outstanding at June 30, 1996 and March 31,
   1996, respectively                                                 449             425
  Additional paid-in capital                                   14,723,965      12,904,794
  Retained earnings                                               581,646         590,935
                                                              -----------     -----------
      Total stockholders' equity                               15,306,060      13,496,154
                                                              -----------     -----------
    Total liabilities and stockholders' equity                $24,698,933     $20,902,453
                                                              -----------     -----------
                                                              -----------     -----------

                 See notes to consolidated financial statements.

                   NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                          JUNE 30
                                                   -----------------------
                                                     1996          1995
                                                   ---------     ---------
Revenues (including excise taxes of $165,375
 and $61,859 for the three months ended
 June 30, 1996 and 1995, respectively)            $9,968,386    $8,087,393
Operating expenses:
  Telecommunications costs                         6,896,811     6,216,813
  Selling, general and administrative              2,315,197     1,480,884
  Depreciation and amortization                      384,910       176,346
  Provision for losses on accounts receivable        254,040        92,746
                                                   ---------     ---------
    Total Operating expenses                       9,850,958     7,966,789
                                                   ---------     ---------
Operating income                                     117,428       120,604
Interest (income) expense, net                       105,089         8,248
Other (income) loss                                        0        (3,942)
                                                   ---------     ---------
Income before income taxes                            12,339       116,298
Provision for income taxes                                 0        28,438
                                                   ---------     ---------
Net income applicable to common stockholders          12,339        87,860
Proforma Adjustment (Note 1):
  Income tax provision                                 4,700        28,887
                                                   ---------     ---------
Proforma Net Income applicable to common
 stockholders                                      $   7,639     $  58,973
                                                   ---------     ---------
                                                   ---------     ---------
Earnings per common share                          $     .00     $     .03
                                                   ---------     ---------
                                                   ---------     ---------
Proforma earnings per common share                 $     .00     $     .02
                                                   ---------     ---------
                                                   ---------     ---------


              See notes to consolidated financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED JUNE 30,
                                                             --------------------------
                                                                1996           1995
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $    12,339    $    87,860
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                 111,378        112,146
    Amortization                                                 273,532         64,200
    Provision for losses on accounts receivable                  254,040         65,349
    Provision (benefit) for deferred income taxes                      0          4,000
    Provision for employee stock incentive plan                   12,688          9,900
    Changes in assets and liabilities, net of
     effect of business combinations:
      Accounts receivable                                        748,507       (676,915)
      Other receivables                                           68,997              0
      Other assets                                              (356,679)      (156,127)
      Accrued line costs                                        (357,996)        16,388
      Accounts payable                                           (11,125)      (631,835)
      Accrued liabilities                                        176,030        (67,001)
      Other                                                            0        (10,611)
                                                             -----------    -----------
  Net cash provided by (used in) operating activities            931,711     (1,182,646)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (136,276)      (712,501)
  Sale of short-term investments, net                                  0        762,508
  Acquisition and related costs                               (3,690,144)      (574,991)
  Increase in intangible assets                                  (29,885)       (25,901)
  Proceeds from sale of equipment                                764,363              0
                                                             -----------    -----------
    Net cash used in investing activities                     (3,091,942)      (550,885)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings                                                   8,104,263      1,668,773
  Principal payments on debt                                  (6,117,968)       (30,470)
  Decrease in capital lease obligation                           (13,545)             0
                                                             -----------    -----------
    Net cash provided by (used in) financing activities        1,972,750      1,638,303
                                                             -----------    -----------
    Net increase (decrease) in cash and cash equivalents        (187,481)       (95,228)

    Effect of change in fiscal year-end                          (28,852)             0

Cash and cash equivalents at beginning of period                 886,683        437,501
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $   670,350    $   342,273
                                                             -----------    -----------
                                                             -----------    -----------

                 See notes to consolidated financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGER

          On June 30, 1996, Network Long Distance, Inc. (Network), merged with Long Distance Telecom, Inc. dba Blue Ridge Telephone (Blue Ridge) and in connection therewith issued 337,058 shares of common stock for all of Blue Ridge's common stock (the Merger). The Merger was accounted for as a pooling-of-interests and, accordingly, the Network financial statements for periods prior to the Merger have been restated to include the results of Blue Ridge for all periods presented. Separate and combined results of operations are as follows:

                                             FOR THE THREE MONTHS
                                                ENDED JUNE 30,
                                           ------------------------
                                              1996          1995
                                           ---------     ----------
   Revenues:
        Network                            $8,974,588    $7,279,268
        Blue Ridge                            993,798       808,125
                                           ---------     ----------
             Combined                      $9,968,386    $8,087,393
                                           ---------     ----------
                                           ---------     ----------

   Income (loss) before income tax:
        Network                            $ (32,470)       $42,228
        Blue Ridge                            44,809         74,070
                                           ---------     ----------
             Combined                      $  12,339     $  116,298
                                           ---------     ----------
                                           ---------     ----------

     Prior to the Merger, Blue Ridge operated in the form of a partnership under the name "Telecommunications Ventures Limited Partnership No. 1 T/A Blue Ridge Telephone." On June 17, 1996, Blue Ridge changed to a corporate form of organization. Blue Ridge did not recognize income tax expense for the periods presented because its tax attributes flowed to its partners. The consolidated statements of income include a pro forma adjustment to reflect a provision for income taxes on a combined basis as if Blue Ridge had been subject to income tax.

     Prior to the Merger, Blue Ridge utilized a December 31 fiscal year end. For purposes of the consolidated balance sheets, the March 31, 1996 and June 30, 1996 consolidated balance sheets of Network have been consolidated with the balance sheets of Blue Ridge as of December 31, 1995 and June 30, 1996. For the purposes of the consolidated statements of income and cash flows, the results of Network for the three months ended June 30, 1996 and 1995 have been combined with the results of Blue Ridge for the three months ended June 30, 1996 and March 31, 1995, respectively. The combined companies of Network and Blue Ridge are hereinafter referred to as the "Company."

NOTE 2 - BASIS OF PRESENTATION

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain reclassification have been made to the balance sheet dated March 31, 1996 in order to conform to the balance sheet dated June 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Network Long Distance, Inc. on Form 10-K for the year ended March 31, 1996 and the supplemental financial statements of Network Long Distance as filed in the Company's Form 8-K. The results for the three months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

NOTE 3 - ACQUISITIONS

     In May 1996, the Company purchased substantially all of the customer base of Universal Network Services, Inc. including the related accounts receivable valued at $776,000 for approximately 243,750 shares of common stock valued at approximately $1,825,000, and cash of approximately $3,628,000. The Company has initially allocated approximately $2,100,000 to customer base and $2,600,000 to goodwill with estimated useful lives of 7.5 years and 30 years, respectively. The following represents the proforma results of operations of the Company and Universal Network Services, Inc. for the three months ending June 30, 1996.

                                      FOR THE THREE MONTHS ENDED
                                            JUNE 30, 1996
                                              -----------
Revenues                                      $10,469,000
                                              -----------
                                              -----------
Net Income (Loss)                                  73,320
                                              -----------
E.P.S.                                                .02
                                              -----------

     The initial purchase price allocations for the fiscal year 1997 acquisitions were based on estimates as the Company is waiting for more detailed information concerning the current values of certain assets. As a result, the final purchase price allocations may differ from the presented estimates. To identify the intangibles acquired in these purchases, the Company employs a series of projections of the acquired customer bases. These projections utilize cash flow models and historic and projected attrition rates to quantify the values allocated to the various acquired intangibles and the related useful lives. Management believes such projections are achievable based on the current results of the Company's operations.

NOTE 4 - NET INCOME (LOSS) PER SHARE

      Net income (loss) per share was calculated based on the following number of common and common equivalent shares outstanding: 3,702,447 and 2,706,994 for the three months ended June 30, 1996 and 1995, respectively.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      For the three months ended June 30, 1996 and 1995, interest paid
amounted to $105,089 and $5,584, respectively.   Income taxes paid by the
Company during the three months ended June 30, 1996 and 1995 was $0 and $125,000, respectively. No provision for income taxes was made by the Company for the three month period ended June 30, 1996 since the Company had a loss prior to reflecting the results of the acquisition of Blue Ridge Telephone which itself was a taxable entity for only approximately 30 days during the period.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                             OF FINANCIAL CONDITION
                             & RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended June 30, 1996 and 1995 after giving effect to the merger with Long Distance Telecom, Inc., dba Blue Ridge Telephone (Blue Ridge), which was accounted for as a pooling of interests. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, the timing and technique used in marketing by third-party distributors and the market acceptance of certain services.

RESULTS OF OPERATIONS

The Company has expanded rapidly as an ongoing result of its dual focus on internal sales growth complimented by the addition of calling volume generated through acquisitions. As a consequence, revenues, which are principally derived from the number of minutes of use billed by the Company, have increased.

For the first fiscal quarter of 1997, revenues, inclusive of excise taxes and fees, were $9,968,386, compared to $8,087,393 for the first fiscal quarter of 1996, an increase of 23.3%. The rise in revenues reflects an overall increase in long distance calling volume resulting from the enhanced sales efforts of the Company's nationwide retail and agent marketing divisions; and from new calling traffic generated by the Company's expanded acquisition program. Revenues from the Company's wholesale division have declined due to management's effort to de-emphasize this higher-risk segment.

Cost for telecommunications for the three months ended June 30, 1996 were $6,896,811, representing approximately 69.2% of revenue, compared to $6,216,813,
representing 76.9% of revenue for the same period in 1995.   This continues a
trend of steadily declining line costs and is a reflection of economies of scale resulting from the increased calling volume from both internal sales and acquisitions currently moving through the Company's recently expanded infrastructure, as well as the reduction in the lower margin wholesale traffic. Management anticipates this trend of declining line costs should continue as the Company moves its mix of calling traffic to its more profitable lines of business.

Selling, general and administrative expenses were $2,315,197 for the three months ended June 30, 1996, representing 23.2% of revenue. This compares with SG&A expense of $1,480,884 for the three months ended June 30, 1995, representing 18.3% of revenues. This increase is a result of the Company placing greater emphasis on the retail segment as opposed to the higher-risk, lower-margin wholesale segment. In this increase were billing service fees of $75,000, agent commissions of $340,000, state and local taxes of $200,000 and merger related expenses of $100,000, offset by a reduction of salaries by $100,000. In addition, the provision for bad debt increased by $160,000.

Depreciation and amortization expense was $384,910 for the three months ended June 30, 1996, representing 3.9% or revenues. This is compared to $176,346, or 2.2% of revenue, for the same period in 1995. The increases in such expenses were due primarily to depreciation of the additional equipment and amortization of customer bases and goodwill resulting from acquisitions by the Company.

Net income for the three months ended June 30, 1996 was $12,339, compared to $87,860 for the First fiscal quarter of 1996. This decrease in net income is attributable to the rise in Selling, general and administrative expenses and depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 1996, the Company's cash flow provided by operating activities was $931,711 compared to cash flow used in operating activities of $1,182,646 for the three months ended June 30, 1995. The Company made significant capital investments in the first three months of fiscal year 1997, resulting in cash used in investing activities of $3,091,942, compared to $550,885 of cash used in investing activities for the three months ended June 30, 1995. These investments included customer base acquisitions, office furniture and fixtures and leasehold improvements related to the Company's new operations center. Included in investing activities is $764,363 of proceeds
from the sale of a DEX switch which is being leased back to the Company.   The
Company has financed these capital expenditures and acquisitions by utilizing its revolving line of credit.

The Company is in the process of establishing a long-term capital plan that calls for the utilization of a variety of financial vehicles and resources - including cash flow from operations, public debt and equity offerings, private placements and expanded bank lines of credit - to finance future capital expenditures, acquisitions and internal growth.

In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the facility may not exceed the lessor of $11,000,000 minus any reserves the lender may deem eligible or 85% of eligible
receivables.   Borrowings under the revolver will bear interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company is allowed to borrow $3,250,000 under the term loan facility. The term loan is repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan will bear interest at the prime rate plus 3%. Substantially all of the assets of the Company are pledged as collateral under the credit facility. $3,953,878 was available as of June 30, 1996 on the line of credit.

                                     PART II

                                OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS

              None

Item 2:   CHANGES IN SECURITIES

              None

Item 3:   DEFAULT UPON SENIOR SECURITIES

              None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 24, 1996 a meeting of the shareholders of the Company was held in order to vote on the following matters:

                   Amend the Articles of Incorporation to increase the Company's authorized Common Stock from 10,000,000 shares, $.0001 par value to 20,000,000 shares, $.0001 par value.

                   To elect Leon L. Nowalsky, Russell J. Page, Timothy J. Sledz, and Dr. Joseph M. Edelman to the Board of Directors.

                   To ratify the re-election of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ended March 31, 1997.

Item 5:   OTHER INFORMATION

              None

Item 6:   EXHIBITS AND CURRENT REPORTS ON FORM 8-K

              (a)  Exhibits - None.

              (b)  Current reports on Form 8-K

              During the quarter ended June 30, 1996, the Company filed a current report on Form 8-K dated May 31, 1996, filed on June 4, 1996, reporting under Item 2 Acquisition or Disposition of Assets. After the quarter ended June 30, 1996, the Company filed the following current reports: Current report on Form 8-K dated June 30, 1996 filed on July 8, 1996, reporting under Item 2 Acquisition or Disposition Assets, Current report on Form 8-K/A dated May 31, 1996 filed on August 1, 1996, reporting under Item 7 Financial Statements, and Current report on Form 8-K/A dated June 30, 1996 filed on August 5, 1996, reporting under Item 7 Financial Statements.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETWORK LONG DISTANCE, INC.



Dated:             , 1996              By: /s/Marc I. Becker
                                          ---------------------------------
                                          Marc I. Becker, Executive Vice
                                          President and Chief Operating Officer