Form 10-Q
period 1996-09-30
NETWORK LONG DISTANCE INC
filed 1996-11-14
CIK 830488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

     / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1996.

                                      OR

     /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ________ to ________.

                       Commission File Number:  0-23172

                         NETWORK LONG DISTANCE, INC.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                                       77-1122018
     -------------------------------                  ------------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer Identi-
     Incorporation or Organization)                        fication Number)

                              525 Florida Street
                        Baton Rouge, Louisiana   70801
          ---------------------------------------------------------
          Address of Principal Executive Offices, Including Zip Code

                                (504) 343-3125
              --------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                             -------       -------

There were 4,489,859 shares of the Registrant's $.0001 par value common stock issued and outstanding as of September 30, 1996.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:


    Consolidated Balance Sheets
         September 30, 1996 and March 31, 1996. . . . . . . . .              2

    Consolidated Statements of Income
         Three and six months ended September 30, 1996 and 1995              3

    Consolidated Statements of Cash Flows
         Six months ended September 30, 1996 and 1995 . . . . .              4

    Notes to Consolidated Financial Statements. . . . . . . . .            5-6

Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations . . . . . . . . . . . . . . . . .            6-8


PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K. . . . . . . . . . . .              9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .             10

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                            September 30,    March 31,
                                                1996           1996
                                              --------       --------
ASSETS

Current assets
 Cash and cash equivalents                  $  237,432     $  886,683
 Accounts receivable, net of allowance
   for doubtful accounts of $1,740,000
   and $1,001,000 at September 30, 1996,
   and March 31, 1996 respectively           7,071,832      6,946,534
 Other receivables                           1,034,024        708,962
 Deferred income tax asset                     364,726        131,656
 Other current assets                          387,462        583,561
                                            ----------     ----------
     Total current assets                    9,095,476      9,257,396

Property and equipment
 Land                                           75,000         75,000
 Building and improvements                     697,002        686,470
 Telecommunications equipment                1,390,843      2,210,908
 Furniture and fixtures                      1,487,386      1,341,828
                                            ----------     ----------
                                             3,650,231      4,314,206
 Less accumulated depreciation               1,865,988      1,661,091
                                            ----------     ----------
                                             1,784,243      2,653,115

Customer acquisition costs, net              8,599,965      6,276,439
Goodwill, net                                4,744,781      2,079,433
Other intangibles, net                         373,297        417,130
Other assets                                   713,406        218,940
                                            ----------     ----------
     Total assets                          $25,311,168    $20,902,453
                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Short-term debt and current maturities
   of long-term debt                       $ 1,159,975     $  146,175
 Accounts payable                              344,067        297,524
 Accrued telecommunications cost             2,477,474      2,736,999
 Other accrued liabilities                   1,299,904        892,716
 Customer deposits                             177,075        176,210
 Current maturities of capital
  lease obligations                             90,446         82,855
                                            ----------     ----------
Total current liabilities                    5,548,941      4,332,479


Deferred income tax liability                        0         58,201

Long-term debt                               4,572,598      2,889,138

Capital lease obligation                        57,629        126,481

Series A convertible preferred stock
 - $.01 par value; 25,000,000 shares
 authorized; no shares issued and
 outstanding at June 30, 1996, and
 March 31, 1996.                                     0              0

Stockholders' equity
 Common stock - $.0001 par value;
   20,000,000 shares authorized;
   4,489,859 and 4,246,101 shares issued
   and outstanding at June 30, 1996 and
   March 31, 1996, respectively                    449            425
 Additional paid-in capital                 14,723,199     12,904,794
 Retained earnings                             408,352        590,935
                                            ----------     ----------
     Total stockholders' equity             15,132,000     13,496,154
                                            ----------     ----------
     Total liabilities and
      stockholders' equity                 $25,311,168    $20,902,453
                                            ==========     ==========

               See notes to consolidated financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                               Three months ended        Six months ended
                                  September 30,            September 30,
                               -------------------      --------------------
                                1996         1995         1996         1995
                              --------     --------     --------     --------
Revenues (including excise   $10,228,579  $ 7,816,343  $20,196,965  $15,903,736
taxes of $192,604 and
$62,018 for the three
months ended September 30,
1996 and 1995,
respectively, and $357,979
and $123,877 for the
six months ended September
30, 1996 and 1995,
respectively.

Operating expenses:
 Telecommunications costs      6,864,645    5,752,934   13,761,456   11,969,747
 Selling, general and
  administrative               2,543,102    1,609,214    4,858,299    3,090,098
 Depreciation and
  amortization                   460,652      212,003      845,562      388,349
 Provision of losses on
  accounts receivable            288,967       81,550      543,007      174,296
                              ----------   ----------   ----------   ----------

   Total operating expenses   10,157,366    7,655,701   20,008,324   15,622,490
                              ----------   ----------   ----------   ----------

Operating income                  71,213      160,642      188,641      281,246
Interest (income) expense,
 net                             149,776       60,477      254,865       68,725
Other (income) expense                 0      (18,885)           0      (22,827)
                              ----------   ----------   ----------   ----------

Income (loss) before
 income taxes                    (78,563)     119,050      (66,224)     235,348
Provision (benefit) for
 income taxes                     94,731       12,530       94,731       40,968
                              ----------   ----------   ----------   ----------

Net income (loss)               (173,294)     106,520     (160,955)     194,380

Proforma Adjustment (Note 1):
 Income tax provision                  0       31,258        4,700       60,145
                              ----------   ----------   ----------   ----------

Proforma net income (loss)    $ (173,294)  $   75,262  $ (165,655)   $  134,235
                              ==========   ==========  ==========    ==========

Earnings (loss) per
 common share                 $     (.04)  $      .04  $     (.04)   $      .07
                              ==========   ==========  ==========    ==========

Proforma earnings (loss)
 per common share             $     (.04)  $      .03  $     (.04)   $      .05
                              ==========   ==========  ==========    ==========


               See notes to consolidated financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                              For the six months ended
                                                    September 30,
                                              ------------------------
                                                1996           1996
                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                         $ (160,955)    $  194,380
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation                               226,586        227,104
   Amortization                               618,976        139,423
   Provision for losses on
    accounts receivable                       543,007        150,429
   Provision (benefit) for deferred
    income taxes                             (325,753)          (430)
   Provision for employee stock
    incentive plan                             25,374         19,800
   Changes in assets and liabilities, net
    of effect of business combinations:
     Increase in accounts receivable         (126,218)    (1,230,331)
     Increase in other receivables           (252,318)       (13,232)
     Increase in other assets                (330,816)      (259,045)
     Decrease in accrued line costs          (259,525)      (472,793)
     (Decrease) increase in
      accounts payable                         (9,578)       123,330
     Increase (decrease) in
      accrued liabilities                     399,005       (167,801)
                                           ----------     ----------
 Net cash provided by (used in)
  operating activities                        347,785     (1,289,166)
                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                        (160,493)    (1,694,464)
 Sale of short-term investments, net                0      1,558,562
 Acquisition and related costs             (4,262,986)      (618,025)
 Increase in intangible assets                 15,365       (176,201)
 Proceeds from sale of equipment              764,363              0
                                           ----------     ----------
   Net cash used in investing activities   (3,643,751)      (930,128)
                                           ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings                                14,405,170      4,430,227
 Principal payments on debt               (11,688,177)    (2,308,538)
 Decrease in capital lease obligation         (41,426)       (35,874)
                                           ----------     ----------
   Net cash provided by (used in)
    financing activities                    2,675,567      2,085,815
                                           ----------     ----------

   Net (decrease) in cash and
    cash equivalents                         (620,399)      (133,479)

   Effect of change in fiscal year-end        (28,852)             0

   Cash and cash equivalents at
    beginning of period                       886,683        437,501
                                           ----------     ----------

   Cash and cash equivalents at
    end of period                          $  237,432     $  304,022
                                           ==========     ==========

               See notes to consolidated financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

 The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain reclassifications have been made to the balance sheet dated March 31, 1996 in order to conform to the balance sheet dated September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Network Long Distance, Inc. on Form 10-K for the year ended March 31, 1996 and the supplemental post-pooled financial statements of Network Long Distance as filed in the Company's Form 8-K. The results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

NOTE 2 - ACQUISITIONS

 In May 1996, the Company purchased substantially all of the customer base of Universal Network Services, Inc. including the related accounts receivable valued at $776,000 for approximately 243,750 shares of common stock valued at approximately $1,794,000, and cash of approximately $3,628,000. The Company has initially allocated approximately $2,100,000 to customer base and $2,600,000 to goodwill with estimated useful lives of
7.5 years and 30 years, respectively. The following represents the proforma results of operations of the Company and Universal Network Services, Inc. for the six months ending September 30, 1996.

                               For the Six Months Ended
                             --------------------------

                                   September 30, 1996
                                   ------------------

Revenues                                  $21,780,000
                                          -----------

Net Income (Loss)                            (979,620)
                                             --------

E.P.S.                                           (.25)
                                                 ----


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

NOTE 3 - NET INCOME (LOSS) PER SHARE

     Net income (loss) per share was calculated based on the following number of common and common equivalent shares outstanding: 3,863,167 and 2,840,868 for the three months ended September 30, 1996 and 1995, respectively, and 3,782,807 and 2,784,805 for the six months ended September 30, 1996 and 1995, respectively.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     For the three months ended September 30, 1996 and 1995, interest paid
amounted to $150,000 and $60,000, respectively.   For the six months ended
September 30, 1996 and 1995, interest paid amounted to $255,000 and $69,000, respectively. Income taxes paid by the Company during the three months and six months ended September 30, 1996 and 1995 was $170,000 and $130,000, respectively.

NOTE 5 - PROPOSED MERGER

     On September 10, 1996, Network signed a letter of intent to merger with United WATs, Inc. (United WATs). When consummated, Network expects to issue approximately 2,278,000 shares of common stock for all of the outstanding shares of United WATs in a transaction to be accounted for as a pooling-of-interest. Network anticipates proforma results for the six months ended September 30, 1996 and 1995 as follows.

                                  Six Months ended
                                    September 30,
                              -------------------------
                                 1996           1995
                               --------       --------
Revenue                       29,621,000     21,043,000
                              ----------     ----------
Net Income                       492,000        490,000
                                 -------        -------
EPS                                  .06            .10
                                     ---            ---


                      MANAGEMENT'S DISCUSSION & ANALYSIS
                            OF FINANCIAL CONDITION
                           & RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended September 30, 1996 and 1995 after giving effect to the merger with Long Distance Telecom, Inc., dba Blue Ridge Telephone (Blue Ridge), which was accounted for as a pooling of interests. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

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

For the second fiscal quarter of 1997, revenues, inclusive of excise taxes and fees, were $10,228,579, compared to $7,816,343 for the second fiscal quarter of 1996, an increase of 30.9%. For the six month periods ended September 30, 1996 and 1995, revenues, inclusive of excise taxes and fees, were $20,196,965 and $15,903,736, respectively. This represents a 27.0% increase. The rise in revenues reflects an overall increase in long distance calling volume resulting from the enhanced sales efforts of the Company's nationwide retail and agent marketing divisions; and from new calling traffic generated by the Company's expanded acquisition program.

Cost for telecommunications for the three months ended September 30, 1996 and 1995 were $6,864,645 and $5,752,934,respectively. This represented approximately 67.1% of revenues for the three month period ended September 30, 1996 and 73.6% for the same period in 1995. For the six months ended September 30, 1996 and 1995, cost of telecommunications was $13,761,456 and $11,969,747, respectively. This represented approximately 68.1% of revenues for the six months ended September 30, 1996 and 75.3% for the same period in 1995. This continues a trend of steadily declining line costs and is a reflection of economies of scale resulting from the increased calling volume from both internal sales and acquisitions currently moving through the Company's recently expanded infrastructure, as well as the reduction in the lower margin wholesale traffic and changes in underlying carrier contracts.

Selling, general and administrative expenses were $2,543,102 and $1,609,214 for the three months ended September 30, 1996 and 1995, respectively. This represented approximately 24.9% of revenues for the three months ended September 30, 1996 and 20.6% of revenues for the same period in 1995. For the six months ended September 30, 1996 and 1995, SG&A expenses were $4,858,299 and 3,090,098 or approximately 24.1% and 19.4% of revenues,
respectively.     The increase in SG&A are primarily due to increases in
personnel costs, commissions, taxes, and professional fees associated with the Company s continued growth and expanded mergers and acquisitions program.

Depreciation and amortization expense for the three months ended September 30, 1996 was $460,652 or 4.5% of revenues. This compared to $212,003 or 2.7% of revenues for the same period in 1995. For the six month period ended September 30, 1996, depreciation and amortization was $845,562 or 4.2% of revenues compared to $388,349 or 2.4% of revenues for the same period in 1995. These increases are primarily associated with the amortization of the customer bases and goodwill resulting from the Company's on-going mergers and acquisitions program.

The provision for losses on accounts receivable for the three month period ended September 30, 1996 was $288,967 or 2.8% of revenues. This compared to $81,550 or 1.0% of revenues for the same period in 1995. For the six month period ended September 30, 1996, the provision for losses on accounts receivable was $543,007 or 2.7% of revenues compared to $174,296 or 1.1% of revenues for the same period in 1995. These increases are primarily associated with the wholesale division of the Company and is consistent with the Company's plan to de-emphasize this line of business in light of its higher risks and lower margins. The Company anticipates this provision will decrease as its plan to de-emphasize the wholesale division is fully implemented.

Net income for the three months ended September 30, 1996 was $(173,294), compared to $106,520 for same period in 1995. For the six month period ended September 30, 1996, net income was $(160,955) compared to $194,380 for the same period in 1995. These decreases in net income are attributable to the rise in Selling, general and administrative expenses and depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 1996, the Company's cash flow provided by operating activities was $347,785 compared to cash flow used in operating activities of $1,289,166 for the three months ended September
30, 1995. The Company made significant capital investments in the first six months of fiscal year 1997, resulting in cash used in investing activities of $3,643,751, compared to $930,128 of cash used in investing activities for the six months ended September 30, 1995. These investments included customer base acquisitions, office furniture and fixtures and leasehold improvements related to the Company's new operations center. Included in investing activities is $764,363 of proceeds from the sale of
a DEX switch which is being leased back to the Company.   The Company has
financed these capital expenditures and acquisitions by utilizing its revolving line of credit.

The Company is in the process of establishing a long-term capital plan that calls for the utilization of a variety of financial vehicles and resources
- including cash flow from operations, public debt and equity offerings, private placements and expanded bank lines of credit - to finance future capital expenditures, acquisitions and internal growth.

In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the facility may not exceed the lessor of $11,000,000 minus any reserves the lender may deem
eligible or 85% of eligible receivables.   Borrowings under the revolver
will bear interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company is allowed to borrow $3,250,000 under the term loan facility. The term loan is repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan will bear interest at the prime rate plus 3%. Substantially all of the assets of the Company are pledged as collateral under the credit facility. $2,649,169 was available as of September 30, 1996 on this line of credit.

                                   PART II

                              Other Information

Item 1:   Legal Proceedings
          -----------------

                    None

Item 2:   Changes in Securities
          ---------------------

                    None

Item 3:   Default Upon Senior Securities
          ------------------------------

                    None

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                    None

Item 5:   Other Information
          -----------------

                    None

Item 6:   Exhibits and Current Reports on Form 8-K
          ----------------------------------------

          (a)  Exhibits - None.

          (b)  Current reports on Form 8-K.

          During the quarter ended September 30, 1996, the Company filed a current report on Form 8-K dated September 16, 1996, reporting under Item 2 Acquisition or Disposition of Assets. After the quarter ended September 30, 1996, the Company filed the following current reports: Current report on Form 8-K/A dated September 16, 1996 filed on November 12, 1996, reporting under Item 7 Financial Statements.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETWORK LONG DISTANCE, INC.



Dated: November 14, 1996           By: /s/ MARC I. BECKER
                                      ----------------------------------
                                       Marc I. Becker,
                                       Executive Vice President and
                                       Chief Operating Officer