Form 10-Q
period 1996-12-31
NETWORK LONG DISTANCE INC
filed 1997-02-13
CIK 830488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended December 31, 1996.

                                   OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from           to          .
                                        ----------   ----------

                    Commission File Number:  0-23172

                       NETWORK LONG DISTANCE, INC.
          -----------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 77-1122018
    -------------------------------              ------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer Identi-
    Incorporation or Organization)                  fication Number)

                           525 FLORIDA STREET
                     BATON ROUGE, LOUISIANA   70801
       ----------------------------------------------------------
       Address of Principal Executive Offices, Including Zip Code

                             (504) 343-3125
           ---------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


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

There were 6,767,639 shares of the Registrant's $.0001 par value common stock issued and outstanding as of December 31, 1996.

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q

                 FOR THE QUARTER ENDED DECEMBER 31, 1996


                                                                     Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Balance Sheets
      December 31, 1996 and March 31, 1996. . . . . . . . . . .         2

    Consolidated Statements of Income
      Three months and nine months ended December 31, 1996
       and 1995 . . . . . . . . . . . . . . . . . . . . . . . .         3

    Consolidated Statements of Cash Flows
      Nine months ended December 31, 1996 and 1995. . . . . . .         4

  Notes to Consolidated Financial Statements. . . . . . . . . .       5-6

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . .       6-8


PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K. . . . . . . . . . . .         9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .        10

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS


                                               DECEMBER 31, 1996   MARCH 31,
                                                   UNAUDITED        1996
                                                  ----------      ----------
ASSETS
Current assets
 Cash and cash equivalents                         $  641,600     $  892,572
 Accounts receivable, net of allowance
   for doubtful accounts of $2,071,000
   and $1,001,000 at December 31, 1996,
   and March 31, 1996 respectively                  8,402,502      9,325,997
 Other receivables                                    670,242        708,962
 Deferred income tax asset                            586,564              0
 Other current assets                                 416,048        668,231
                                                   ----------     ----------
     Total current assets                          10,716,956     11,595,762

Property and equipment
 Land                                                  75,000         75,000
 Building and improvements                            729,305        697,285
 Telecommunications equipment                       1,399,864      2,338,866
 Furniture and fixtures                             1,728,989      1,371,197
                                                   ----------     ----------
                                                    3,933,158      4,482,348
 Less accumulated depreciation                     (2,121,917)    (1,758,936)
                                                   ----------     ----------
     Total property and equipment, net              1,811,241      2,723,412

Customer acquisition costs, Net                     6,022,037      5,002,702
Goodwill, Net                                       2,579,701      3,358,081
Other intangibles, net                                222,904        412,219
Other assets                                          515,226        218,940
                                                   ----------     ----------
     Total assets                                 $21,868,064    $23,311,116
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt and current maturities
   of long-term debt                              $ 1,117,685    $   202,280
 Accounts payable                                     231,251      1,657,423
 Accrued telecommunications cost                    4,837,239      2,736,999
 Other accrued liabilities                          1,928,924      1,152,591
 Customer deposits                                    132,990        176,210
 Deferred income tax liability                              0        242,872
 Current maturities of capital
   lease obligations                                   92,994         82,855
                                                   ----------     ----------
Total current liabilities                           8,341,083      6,251,230

Deferred income tax liability                               0         58,201

Long-Term Debt                                      2,834,716      2,889,138

Capital Lease Obligation                               33,202        126,481

Series A convertible preferred stock -
   $.01 par value; 25,000,000 shares
   authorized; no shares issued and
   outstanding at December 31, 1996,
   and March 31, 1996.                                      0              0

Stockholders' equity
 Common stock - $.0001 par value;
   20,000,000 shares authorized;
   6,767,639 and 6,523,878 shares
   issued and outstanding at December 31,
   1996 and March 31, 1996, respectively                  677            652
 Additional paid-in capital                        14,787,036     12,970,833
 Retained earnings                                 (4,036,360)     1,106,871
 Treasury stock                                       (92,290)       (92,290)
                                                   ----------     ----------
      Total stockholders' equity                   10,659,063     13,986,066
                                                   ----------     ----------
     Total liabilities and
      stockholders' equity                        $21,868,064    $23,311,116
                                                   ==========     ==========

             See notes to consolidated financial statements.

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                               Three Months ended         Nine Months ended
                                  December 31,               December 31,
                              ---------------------     --------------------
                               1996         1995          1996        1995
                               ----         ----          ----        ----
Revenues (including
 excise taxes of $342,561
 and $242,907 for the
 three months ended
 December 31, 1996 and
 1995, respectively and
 $1,074,000 and $592,014
 for the nine months
 ended December 31, 1996
 and 1995 respectively)     $14,384,688  $11,465,271  $44,029,652  $31,294,438

Operating expenses:
 Telecommunications costs    10,201,738    8,209,529   30,901,479   22,885,397
 Selling, general and
  administrative               3,855,657   2,496,976   10,661,864    6,479,602
 Depreciation and
  amortization                   465,941     370,763    1,326,503      771,467
 Provision for losses
  on accounts receivable       1,988,486     (30,982)   2,663,463      143,314
 Provision to reduce
  carrying value of
  certain assets               4,050,000           0    4,050,000            0
                              ----------  ----------   ----------   ----------

Total operating expenses      20,561,822  11,046,286   49,603,309   30,279,780
                              ----------  ----------   ----------   ----------

Operating income              (6,177,134)    418,985   (5,573,657)   1,014,658
Interest (income)
 expense, net                    141,486      77,617      397,065      157,395
Other (income)
 expense, net                          0           0            0      (22,827)
                              ----------  ----------   ----------   ----------

Income before income taxes    (6,318,620)    341,368   (5,970,722)     880,090
Provision (benefit) for
 income taxes                   (953,001)     94,791     (709,186)     262,914
                              ----------  ----------   ----------   ----------
Net income applicable to
 common stockholders          (5,365,619)    246,577   (5,261,536)     617,176

Proforma Adjustment (Note 1):
 Income tax provision                  0      44,366        4,700      104,511
                              ----------  ----------   ----------   ----------

Proforma Net Income
 applicable to common
 stockholders                $(5,365,619) $  202,211  $(5,266,236)  $  512,665
                              ==========  ==========   ==========   ==========

Earnings per common share     $    (0.87) $     0.04   $    (0.87)  $     0.12
                              ==========  ==========   ==========   ==========

Proforma earnings per
 common share                        n/a  $     0.03   $    (0.87)  $     0.10
                              ==========  ==========   ==========   ==========


             See notes to consolidated financial statements.

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                      For the Nine months
                                                      ended December 31,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                $(5,261,536)   $   617,176
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation                                     377,166        413,086
     Amortization                                     949,337        358,381
     Provision for losses on
       accounts receivable                          2,663,463        143,314
     Provision (benefit) for deferred
       income taxes                                (1,157,374)       193,014
     Provision for employee stock
       incentive plan                                  38,061         38,064
     Loss on impairment of intangibles              4,050,000              0
     Changes in assets and liabilities,
       net of effect of business
       combinations:
       Increase in accounts receivable             (1,094,348)    (3,041,378)
       Decrease (increase) in other
        receivables                                    38,720         (9,568)
       Increase (decrease) in other assets            218,596       (722,380)
       Decrease in accrued line costs               1,572,185      1,496,599
       (Decrease) Increase  in accounts
        payable                                    (1,455,721)       726,725
       Increase (Decrease) in accrued
        liabilities                                   646,869        (71,240)
                                                   ----------     ----------
 Net cash provided by operating activities          1,585,418        141,793
                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                (238,355)    (1,836,295)
 Acquisition and related costs                     (3,829,181)    (2,219,256)
 Increase in intangible assets                         92,399       (320,019)
 Proceeds from sale of equipment                      764,363              0
 Proceeds from the sale of short
  term investments                                          0      1,558,562
                                                   ----------     ----------
 Net cash used in investing activities             (3,210,774)    (2,817,008)
                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings                                        21,879,904      8,890,151
 Principal payments on debt                       (20,978,803)    (5,746,769)
 Decrease in capital lease obligation                 (63,305)       (54,601)
 Dividends on common stock                                  0        (36,386)
                                                   ----------     ----------
 Net cash provided by financing activities            837,796      3,052,395
                                                   ----------     ----------

   Net increase (decrease) in cash
    and cash equivalents                             (787,560)       377,180

   Effect of change in fiscal year-end of UWI         536,588              0

Cash and cash equivalents at beginning
 of period                                            892,572        523,267
                                                   ----------     ----------

Cash and cash equivalents at end of period         $  641,600     $  900,447
                                                   ==========     ==========




            See notes to consolidated financial statements.

              NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGER

On November 15, 1996, Network Long Distance, Inc. (Network), merged with United Wats, Inc. (UWI) and in connection therewith issued 2,277,780 shares of common stock for all of UWI's common stock (the Merger). The Merger was accounted for as a pooling-of-interests and, accordingly, the Network financial statements for periods prior to the Merger have been restated to include the results of UWI for all periods presented. Separate and combined results of operations are as follows:

                                     For the                  For the
                               Three months ended        Nine months ended
                                  December 31,              December 31,
                               1996         1995         1996         1995
                               ----         ----         ----         ----
Revenues:

  Network                  $ 9,029,149  $ 8,292,719  $29,226,114  $24,196,455

  UWI                        5,355,539    3,172,552   14,803,538    7,097,983
                           -----------  -----------  -----------  -----------
    Combined               $14,384,688  $11,465,271  $44,029,652  $31,294,438
                           ===========  ===========  ===========  ===========

Income (Loss) before
 income taxes:

  Network                  $(6,670,662) $   137,781  $(6,736,886) $   373,129

  UWI                          352,042      203,587      766,164      506,961
                           -----------  -----------  -----------  -----------
    Combined               $(6,318,620) $   341,368  $(5,970,722) $   880,090
                           ===========  ===========  ===========  ===========


Prior to the Merger, UWI utilized a December 31 fiscal year end. For purposes of the consolidated balance sheets, the March 31, 1996 and December 31, 1996 consolidated balance sheets of Network have been consolidated with the balance sheets of UWI as of December 31, 1995 and December 31, 1996, respectively. The consolidated statements of income of Network for the three month and nine month periods ended December 31, 1996 and December 31, 1995 have been consolidated with the results of UWI for the three months and nine months ended December 31, 1996 and September 30, 1995, respectively. The consolidated statements of cash flows of Network for the nine months ended December 31, 1996 and December 31, 1995 have been consolidated with the results of UWI for the nine months ended December 31, 1996 and September 30, 1995, respectively. The combined companies of Network and UWI are hereinafter referred to as the "Company."

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain reclassification have been made to the balance sheet dated March 31, 1996 in order to conform to the balance sheet dated December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

NOTE 3 - ACQUISITIONS

In May 1996, the Company purchased substantially all of the customer base of Universal Network Services,

Inc. including the related accounts receivable valued at $776,000 for approximately 243,750 shares of common stock valued at approximately $1,825,000, and cash of approximately $3,628,000. The Company has initially allocated approximately $2,100,000 to customer base and $2,600,000 to goodwill with estimated useful lives of 7.5 years and 30 years, respectively. The following represents the proforma results of operations of the Company and Universal Network Services, Inc. for the Nine months ending December 31, 1996.

                               For the Nine Months Ended
                               -------------------------

                                   December 31, 1996
                                   -----------------

Revenues                               $45,612,993

Net Income (Loss)                      $(5,898,351)
                                       ===========

E.P.S.                                 $    (0.968)
                                       ===========


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

NOTE 4 - REDUCTION IN CARRYING VALUE OF CERTAIN ASSETS

During the three month period ended December 31, 1996 the Company incurred non-cash charges related to a reduction in the carrying value of intangible assets associated with certain acquisitions. The contractual agreements related to the Company's acquisitions of certain customer bases required certain re-evaluations as of October 31, 1996. As a result, Management revised estimates of the recoverability of these intangible assets resulting in a non-cash, pretax charge of $4,050,000. On a pretax basis the write-down included $2,740,000 for goodwill and $60,000 for customer acquisition costs associated with the purchase of selected assets from Value Tel, Inc., $774,000 for goodwill and $176,000 for customer acquisition costs associated with the purchase of selected assets from Colorado River Communications Corp., and $300,000 for customer acquisition costs associated with the purchase of selected assets from Quantum
Communications, Inc. The fair values of these assets were determined by estimating the present value of future cash flows to be generated by these assets.

NOTE 5 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share was calculated based on the following number of common and common equivalent shares outstanding: 6,082,354 and 5,805,192 for the three months ended December 31, 1996 and 1995, respectively, and 6,039,100 and 5,370,551 for the nine months ended December 31, 1996 and 1995, respectively.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine months ended December 31, 1996 and 1995, interest paid amounted to $401,000 and $99,000, respectively. Income taxes paid by the Company during the nine months ended December 31, 1996 and 1995 was $170,000 and $231,000, respectively.

                   MANAGEMENT'S DISCUSSION & ANALYSIS
                         OF FINANCIAL CONDITION
                         & RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months and nine months ended December 31, 1996 and 1995 after giving effect to the mergers with United Wats, Inc. (UWI) and Long Distance Telecom, Inc. dba Blue Ridge Telephone (Blue Ridge), which were accounted for as a pooling of interests. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 1996, revenues, inclusive of excise taxes and fees, were $14,384,688, compared to $11,465,271 for the third fiscal quarter of 1996, an increase of 25.5% and $44,029,652 for the nine months ended December 31, 1996 compared to $31,294,438 for the same period in 1995, an increase of 40.7%. The rise in revenues reflects an overall increase in long distance calling volume resulting from the enhanced sales efforts of the Company's nationwide retail, agent, and affinity marketing divisions; and from new calling traffic generated by the Company's expanded acquisition program, see Note 3 to the Financial Statements.

Cost for telecommunications for the three months ended December 31, 1996 were $10,201,738, representing approximately 70.9% of revenue, compared to $8,209,529, representing 71.6% of revenue for the same period in 1995.
For the nine month period ended December 31, 1996, cost of telecommunications were $30,901,479 representing 70.2% of revenue, compared to $22,885,397 representing 73.1% of revenue for the same period in 1995. This reduction as a percentage of revenues is a reflection of economies of scale resulting from the increased calling volume from both internal generated sales and through the Company's mergers and acquisition activity.

Selling, general and administrative expenses were $3,855,657 for the three months ended December 31, 1996, representing 26.8% of revenue. This compares with SG&A expense of $2,496,976 for the three months ended December 31, 1995, representing 21.8% of revenues. SG&A for the nine month period ended December 31, 1996 was $10,661,864 or 24.2% of revenue compared to $6,479,602 or 20.7% of revenues for the same period last year. The increases are associated with one-time charges relating to the mergers with UWI and Blue Ridge and an increase in personnel costs associated with a build up of operations in anticipation of future revenue growth.

Depreciation and amortization expense was $465,941 for the three months ended December 31, 1996, representing 3.2% or revenues. This is compared to $370,763, or 3.2% of revenue, for the same period in 1995. For the nine month period ended December 31, 1996, depreciation and amortization expense was $1,326,503 or 3.0% of revenue compared to $771,467 or 2.5% of revenue for the same period last year. This increase is related to the amortization of the customer bases acquired, primarily those acquired from Universal Network Services, Inc. and Value Tel, Inc., and from depreciation of additional equipment acquired during the periods.

The provision for losses on accounts receivable for the three month period ended December 31, 1996 was $1,988,486 or 13.8% of revenues. This compared to $(30,982) or (0.27)% of revenues for the same period in 1995. For the nine month period ended December 31, 1996, the provision for losses on accounts receivable was $2,663,463 or 6.1% of revenues compared to $143,314 or 0.46% of revenues for the same period in 1995. The increases in the provision for losses on accounts receivable is primarily associated with the Company's on-going effort to clean-up and de-emphasize its wholesale operations in order to reduce the Company's exposure to this lower margin sector of the business, the write-off of uncollectible accounts receivable acquired in previous acquisitions, and the application of the Company's revised policies associated with the collection and write-off of accounts receivable.

During the three month period ended December 31, 1996, the Company incurred non-cash charges related to a reduction in the carrying value of intangible assets associated with certain acquisitions. The contractual agreements related to the Company's acquisition of certain customer bases required certain re-evaluations as of October 31, 1996. As a result, management's revised estimates of the recoverability of these intangible assets resulted in a non-cash, pretax charge of $4,050,000. On a pretax basis the write-down included $2,740,000 for goodwill and $60,000 for customer acquisition costs associated with the purchase of selected assets from Value Tel, Inc., $774,000 for goodwill and a $176,000 for customer acquisition costs associated with the purchase of selected assets from Colorado River Communications Corp., and $300,000 for customer acquisition costs associated with the purchase of selected assets from Quantum Communications, Inc. In light of these reductions, the Company has reviewed its mergers and acquisitions program in an effort to reduce its exposure to such reductions as they may relate to any other acquisitions including purchase price allocations and amortization periods.

Net income (loss) for the three months ended December 31, 1996 was $(5,365,619), compared to $246,577 for the same period in 1995. For the nine month period ended December 31, 1996, net income was $(5,261,536) compared to $617,176 for the same period last year. This decrease in net income is attributable to the reduction in the carrying value of certain assets and from the increases in selling, general, and administrative expenses and the provision for losses on accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1996, the Company's cash flow provided by operating activities was $1,585,418 compared to cash flow provided by operating activities of $141,418 for the nine months ended December 31, 1995. The Company made significant capital investments in the first nine months of fiscal year 1997, resulting in cash used in investing activities of $3,210,774, compared to $2,817,008 of cash used in investing activities for the nine months ended December 31, 1995. These investments included customer base acquisitions, office furniture and fixtures and leasehold improvements related to the Company's new operations center. Included in investing activities is $764,363 of proceeds from the sale of a DEX switch which is being leased back to the Company. The Company has financed these capital expenditures and acquisitions by utilizing its revolving line of credit and term loan facility.

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

On November 15, 1996, Network Long Distance, Inc. (Network), merged with United Wats, Inc. (UWI) and in connection therewith issued 2,277,780 shares of common stock for all of UWI's common stock (the Merger). The Merger was accounted for as a pooling-of-interests and, accordingly, the Network financial statements for periods prior to the Merger have been restated to include the results of UWI for all periods presented. Prior to the Merger, UWI utilized a December 31 fiscal year end. For purposes of the consolidated balance sheets, the March 31, 1996 and December 31, 1996 consolidated balance sheets of Network have been consolidated with the balance sheets of UWI as of December 31, 1995 and December 31, 1996. The consolidated statements of income of Network for the three month and nine month periods ended December 31, 1996 and December 31, 1995 have been consolidated with the results of UWI for the three months and nine months ended December 31, 1996 and September 30, 1995, respectively. The consolidated statements of cash flows of Network for the nine months ended December 31, 1996 and December 31, 1995 have been consolidated with the results of UWI for the nine months ended December 31, 1996 and September 30, 1995, respectively.

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

               None

Item 5:   Other Information
          -----------------

               None

Item 6:   Exhibits and Current Reports on Form 8-K
          ----------------------------------------

               (a)  Exhibits - None.

               (b)  Current reports on Form 8-K

               During the quarter ended December 31, 1996, the Company filed the following current reports: Current report on Form 8-K/A dated September 16, 1996, filed on November 12, 1996, reporting under Item 7 Financial Statements, Current report on Form 8-K/A dated September 16, 1996, filed on November 15, 1996, reporting under Item 7 Financial Statements, Current report on Form 8-K dated November 15, 1996, filed on November 25, 1996, reporting under Item 2 Acquisition or Disposition of Assets, Current Form 8-K/A dated November 15, 1996, filed on November 27, 1996, reporting under Item 7 Financial Statements. After the quarter ended December 31, 1996, the Company filed a Current report on Form 8-K/A dated November 15, 1996, filed on January 14, 1997, reporting under Item 7 Financial Statements.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NETWORK LONG DISTANCE, INC.



Dated: February 13, 1997      By: /s/ Marc I. Becker
                                 ----------------------------------------
                                 Marc I. Becker, Executive Vice President
                                 and Chief Operating Officer