Form 10-K405
period 1997-03-31
NETWORK LONG DISTANCE INC
filed 1997-06-30
CIK 830488

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]

                    For the Fiscal Year ended:  MARCH 31, 1997

                                        OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 0-23172

                            NETWORK LONG DISTANCE, INC.
              (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                 72-1122018
     -------------------------------              ------------------------
     (State or Other Jurisdiction of              (I.R.S. Employer Identi-
     Incorporation or Organization)                   fication Number)

                             11817 CANON BLVD., SUITE 600
                             NEWPORT NEWS, VIRGINIA 23606
                       ----------------------------------------
                       (Address of Principal Executive Offices,
                                 Including Zip Code)

Registrant's telephone number, including area code:  (757) 873-1040

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

As of June 25, 1997, 13,094,088 shares of common stock were outstanding. The aggregate market value of the common stock of Network Long Distance, Inc. (the "Company") held by nonaffiliates as of June 25, 1997 was $48,944,795.

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

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholder which will be filed no later than 120 days after the close of the Registrant's fiscal year ended March 31, 1997.

This Form 10-K consists of __ pages.  Exhibits are indexed at page 18.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Network Long Distance, Inc., a Delaware corporation, directly and through its subsidiaries ("the Company"), is a provider of long distance and other telecommunication services to end-users, independent agents, and other long distance companies, with a primary concentration on small to medium-sized businesses.

The Company is recognized as a pioneer in the U.S. telecommunications industry, as its predecessor company was established in and has been in continuous operation since 1979, a full five years prior to the court-ordered break-up of the AT&T/Bell System, an event generally regarded as the "birth" of the competitive long distance industry in the U.S.

Over the past three years, the company has expanded substantially through mergers, acquisitions, and its own sales programs to become a nationwide, telecommunications provider. The Company transmits long distance telephone calls over various types of transmission circuits leased from other telecommunications carriers at fixed or variable rates. Calls may be routed through one the Company's four (4) switching centers, which select the least expensive among the various available transmission alternatives to complete the call or calls can be completed by various underlying carriers. The Company provides billing, customer service and other features relative to the call. Profits are based on the Company's ability to charge rates in excess of the Company's cost of transmitting calls over the transmission lines selected by the switching equipment or in excess of underlying carrier costs.

The Company offers a wide range of products and services including "1 plus" domestic long distance service, inbound (800) service, dedicated access and private line service, travel cards, conference calling, paging, prepaid calling cards, wireless services and national internet access service.

The long distance industry is dominated by those companies which comprise the first tier of the industry, those companies with annualized revenues in excess of $1 billion, such as AT&T, MCI, Sprint, and WorldCom. The second tier is comprised of companies under $1 billion but in excess of $100 million in annualized revenues. The third tier consists of those companies with annualized revenues of under $100 million. The Company is a second tier company as a result of its acquisitions completed subsequent to March 31, 1997 (see Mergers).

HISTORY

The Company was formed on December 3, 1987, under the name Harmoney Street Capital, Inc. and was primarily in the business of seeking business opportunities and a merger candidate. To this end, on December 19, 1990, the Company acquired 100% of the outstanding shares of M.M. Ross, Inc., a private Louisiana corporation formed in 1979. Since 1990, the Company has continued to expand its services and customer base and is now primarily a long distance telecommunications company. Accordingly, in August, 1991, the Company changed its name to Network Long Distance, Inc. to more accurately reflect its operations.

RECENT DEVELOPMENTS

    MERGERS

On June 30, 1996, Network Long Distance, Inc. (Network), merged with Long Distance Telecom, Inc. dba Blue Ridge Telephone (Blue Ridge) and in connection therewith issued 337,079 shares of common stock for all of Blue Ridge's common stock. On November 15, 1996, Network merged with United Wats, Inc. (United Wats) and in connection therewith issued 2,277,780 shares of common stock for all of United Wats' common stock. (Both transactions will be collectively referred to as the "Mergers.") The Mergers were accounted for as pooling-of-interests.

Subsequent to March 31, 1997, the Company made several strategic moves towards accomplishing its goals and to better position itself to remain competitive in the telecommunications industry.

During May of 1997, the Company completed two mergers; Eastern Telecom, International (ETI) for $1.5 million cash and the issuance of approximately 3,633,000 shares of common stock and National Teleservices, Inc (NTI) by issuing approximately 3,274,000 shares of common stock. As a result of these transactions, the Company positioned itself within the second tier (over $100 million in annual sales) of the industry based on pro forma fiscal 1997 revenues. The acquisition of ETI will be accounted for as a purchase while the merger with NTI will be accounted for as a pooling-of-interests. (Both transactions will collectively be known as the "Subsequent Mergers".)

ETI is a switch-based inter-exchange carrier located in Newport News, Virginia and operates primarily along the east coast of the United States.
It has expanded rapidly through the deployment of an aggressive direct sales program. It operates a Northern Telecom DMS 250 digital switch which is located in Washington, D.C., and offers "1" plus direct dialing, "0" plus operator assisted calls, 800/888 toll free service, dedicated lines, calling cards, international service, prepaid calling cards, paging, internet access, and conference calling.

NTI is a switch-based inter-exchange carrier located in Winona, Minnesota, and operates primarily in the mid-western United States. As with ETI, it has also expanded rapidly through direct sales. It operates a DEC 600 digital switch located in Winona and offers a full range of telecommunication products and services.

The following unaudited pro forma combined results of operations assume the acquisitions of ETI, NTI and other acquisitions consummated during fiscal 1997 were completed on April 1, 1996:

                                               Year Ended
                                             March 31, 1997
                                             --------------
                 Revenue                     $108,018,000
                 Net loss                      (8,735,000)
                 Loss per share                     (0.68)

These pro forma amounts represent the historical operating results of these acquired entities combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and the common shares issued. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the combined entities had been operated by current management during the period presented because these amounts do not reflect full network optimization and the synergistic effect on operating, selling, general and administrative expenses; nor do they purport to indicate results which may be attained in the future.

Pro forma earnings before interest, taxes, depreciation, amortization and non-cash provisions to reduce the carrying value of certain intangible assets (EBITDA) were $3,289,000. (Pro forma EBITDA is provided because EBITDA is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.)

    CONSOLIDATION OF OPERATIONS

After completion of the above two transactions, the Company was made up of five independent operating entities; Network Long Distance, Inc., United Wats, Blue Ridge, ETI and NTI. The Company has determined to undertake the consolidation of the operations of these entities.

Included in this plan is the consolidation of all corporate functions including management, accounting and finance, billing and networking functions, and certain customer service and support functions. The consolidation of these functions is scheduled to take place during the first two quarters of fiscal year 1998.

In May 1997, the Board of Directors elected John D. Crawford to the position of Chairman and Chief Executive Officer. Mr. Crawford previously served in this capacity with ETI. Timothy A. Barton, who was previously elected President, will continue in this capacity. Mr. Barton previously served in this capacity with United Wats. Thomas G. Keefe was elected Chief Financial Officer and Treasurer of the Company. Mr. Keefe previously served in this capacity with ETI. John V. Leaf was elected to the position of Secretary. Mr. Leaf previously served as President and CEO of NTI. The primary focus of the Board of Directors of the Company was to put into place a management team which it believed could complete the overall consolidation of the operating companies and to develop and implement a strategic plan which will allow the Company to remain competitive in the industry.

In addition to management changes, there have been several changes to the Board of Directors of the Company. John D. Crawford, Thomas G. Keefe, John
V. Leaf, and Albert A. Woodward, an attorney with the firm of Maun and Simon in Minneapolis, MN, have joined the Board. Marc I. Becker and Dr. Joseph M. Edelman have resigned from the Board.

    STRATEGIC PLAN

A long standing goal of the Company has been to reach a volume of revenues that would enable it to be classified as a second tier telecommunications company with annual revenues in excess of $100 million. As a result of the acquisitions of ETI and NTI subsequent to March 31, 1997, pro forma annual revenues exceeded $108 million for the year ended March 31, 1997. Based on the pro forma revenues, the Company has achieved its objective and will focus its future efforts to improve profitability and cash flows while continuing to grow revenues. To achieve these objectives, the Company has implemented plans to consolidate its operations as discussed under "Consolidation of Operations."

    REDUCTION OF TRANSMISSION COSTS

Through increased economies of scale, expansion of "on-net" origination and termination of traffic, and greater purchasing power resulting from the mergers, the Company expects to reduce transmission costs as a percentage of revenue.

    REVENUE GROWTH

To continue its revenue growth, the Company will focus its efforts on internal sales. Over the past three years, the Company has primarily grown through mergers and acquisitions. Although the Company will continue to seek merger opportunities, this strategy is not expected to be the primary vehicle for revenue growth. Currently, the Company has three distinct sales distribution channels through which the Company markets it products and services: Retail or direct business sales, agents, and association programs, (see SALES AND MARKETING). The Company plans to direct its attention to the business retail and association program distribution channels in an effort to aggressively grow revenue through internal sales.

SALES AND MARKETING

The Company has three primary sales distribution channels within its long distance telecommunications marketing program: the agent, business retail, and association programs. The Company primarily focuses its efforts and expansion philosophy on the retail and association program channels, where the Company believes it can realize greater profit margins and maintain better control of its customer base. Approximately fifty percent of all employees are direct business retail sales personnel.

    BUSINESS RETAIL

The Company's retail division currently concentrates on commercial customers, which use long distance services more frequently on weekdays during normal business hours, as compared to residential users who tend to place calls more frequently at night and on weekends when rates are lower. The Company believes that commercial customers tend to use long distance services more often and generate more billable minutes than residential users. The Company currently has retail sales offices in Louisiana, Virginia, Minnesota, Wisconsin, Iowa, South Dakota, North Dakota, Nebraska, New Jersey, Pennsylvania, Maryland, District of Columbia and Illinois. The Company primarily targets commercial customers with monthly phone charges of approximately $200 to $10,000. The Company plans to expand and further develop its retail sales force through the hiring of additional representatives.

    ASSOCIATION PROGRAMS

The Company has a program whereby it establishes exclusive marketing agreements with various trade or business associations to market its products and services to the members of the association. Under this program the Company, in conjunction with the association, will solicit the members of the association to subscribe to the services of the Company primarily through telemarketing and direct mail campaigns. In exchange, the Company pays the association a royalty based on the level of monthly revenues generated by the members of the association.

    AGENT

Master agents sign non-exclusive contracts with the Company to represent the Company and sell its long distance services to end-users. The agents are paid a variable commission on each service sold. The Company intends to maintain this channel, but will primarily devote its marketing resources in the future to its business retail and association programs.

RATES AND CHARGES

Management expects that its rates will generally remain competitive with rates charged by long distance carriers such as AT&T, MCI and Sprint and other common carriers. The savings realized by customers of the Company and other long distance carriers may decrease in the future if, and to the extent, AT&T further reduces its rates. See "Competition" and "Regulation."

The Company charges its customers on the basis of minutes or partial minutes of use at rates which may vary with the distance, duration, time of day and type of call. The Company performs its own billing functions for most of its customer base, and also uses independent billing companies to invoice certain customers in conjunction with their local and long distance telephone bills.


FACILITIES

The Company's facilities are 100% leased, digital fiber optic transmission facilities. Primary fiber optic vendors for the Company include WilTel and MCI. These facilities are utilized primarily by the Company for the provisioning of its own telecommunications network. Facilities are also leased on behalf of the Company's customers to provide private customer connections to the network. The Company leases these facilities at rates which are less than those charged to its customers for the use of these facilities. In addition to the vendors named above, facilities from Bell Atlantic, Bell South, Ameritech, US West, NYNEX and MFS are an integral part of the Company's network.

The continued availability of cost-effective digital, fiber optic transmission facilities in the Company's service areas, as well as proper planning of the utilization of leased transmissions facilities, is critical to the Company's ability to provide its services on a profitable basis.

The Company contracts with other underlying telecommunications carriers to provide originating and terminating transmission of calls in area's where the Company does not deploy their own facilities. These facilities are carrier facilities and do not carry a fixed monthly cost. The Company pays the carrier, on a per minute basis, for any calls which are transmitted over these facilities.


NETWORK SWITCHING

The Company's computerized network switching equipment routes the calls to their destinations on a least cost route basis, over the leased transmission facilities. In addition to networking, the Company's switching equipment verifies the customer's preassigned authorization code, or the telephone number called from. It also records billing data, tests transmission facilities and monitors system quality and performance. After the Subsequent Mergers, the Company has four switches, to which its leased and carrier facilities are connected. These switches are located in Baton Rouge, Louisiana, Washington, D.C., Winona, Minnesota and Culpeper, Virginia.

The Company believes that digital switches are generally superior to other currently available types of switches. Digital switches are able to interface with the digital transmission facilities leased by the Company and are able to handle multiple transmission channels on a single line, thereby reducing transmission costs. A digital switch also provides superior quality and ease of maintenance.


MERGERS AND ACQUISITIONS PROGRAM

The Company has completed the acquisition of customer bases primarily located in Texas, New Jersey, Louisiana, New York, Nevada, Oklahoma, California, Utah, and Illinois.

In addition to the customer bases noted above and the mergers with ETI and NTI, the Company has completed mergers with Blue Ridge and United Wats. Both companies have historically experienced strong internal growth from their respective sales distribution channels and are expected to continue these trends. Although the Company plans to continue evaluating opportunities that may arise, the Company does not intend to solely look towards mergers and acquisitions to grow the Company. (see "Recent Developments".)


COMPETITION

The Company competes with numerous interexchange carriers and resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, or utilize larger transmission systems than the Company. AT&T is the dominant supplier of long distance services in the United States InterLATA market. The Company also competes with other national interexchange carriers, such as MCI, Sprint, WorldCom and regional long distance telecommunications companies. Under the Telecommunications Act of 1996 (Telecom Act) and ensuing federal and state regulatory initiatives, the introduction of local exchange competition establishes the predicate for the Regional Bell Operating Companies (RBOCs) to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer certain "incidental" long distance service in-region and to offer out-of-region long distance services. Once the RBOCs are allowed to offer in-region long distance services, they could be in a position to offer single source local and long distance service.

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

The Company's objective is to continue to expand its customer base primarily through its business retail and association program marketing channels. The Company believes this strategy, in conjunction with the increased purchasing power resulting from its recent mergers (see "Recent Developments"), will enable it to continue to obtain favorable contracts from its suppliers which will allow it to maintain adequate margins while offering highly competitive prices for its services. The Company maintains its own in-house billing and customer service operations, which along with its ability to offer competitive price, provides the Company the flexibility to tailor its services to meet the ever changing communication needs of its customers. However, no assurance can be given that the Company's strategies will continue to be successful.

The Company expects to encounter increased competition from both the major communication companies and the smaller regional companies. In addition, the Company may be subject to additional competition due to the enactment of the Telecom Act and the development of new technologies. The telecommunications industry is in a period of rapid evolution marked by the introduction of new products and services and the changing regulatory environment. The Company believes its strategies will put it in a position to continue to effectively compete in this industry.

GOVERNMENT REGULATION

The terms and conditions under which the Company provides telecommunications products and services are subject to government regulation. Federal laws and Federal Communications Commission (FCC) regulations apply to interstate and international telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

    FEDERAL REGULATION

The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to significantly reduced federal regulation. After the recent reclassification of AT&T as a non-dominant carrier in its provisions of domestic services, only the Local Exchange Carriers (LECs) are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company's. The FCC has proposed that the Regional Bell Operating Companies or RBOCs offering out-of-region interstate inter-exchange services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the RBOC that complies with certain structural separation requirements, which may make it easier for the RBOCs to compete directly with the Company for long distance subscribers. These would be the same separation requirements that currently are applicable to independent LECs that provide interstate inter-exchange services, although the FCC on March 21, 1996 initiated a rule-making proceeding in which it is considering whether to modify or eliminate these separation requirements.

Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which may make it easier for AT&T to compete with the Company for low volume long distance subscribers. Non-dominant carriers are currently required to file international tariffs. The FCC generally does not exercise direct oversight over cost jurisdiction and the level of charges for service of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate and international services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecom Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served. On October 31, 1996, the FCC exercised this authority and released an order which, among other things, requires non-dominant Interexchange Carriers (IXCs) to cancel their currently-filed tariffs for interstate domestic services within nine months of the effective date of the order and prohibits such filings in the future.

The FCC imposes only minimal reporting requirements on non-dominant resellers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on certain carriers, such as those whose annual operating revenues exceed $100 million.

On February 8, 1996, President Clinton signed the Telecom Act, which permits, without limitation, the RBOCs to provide domestic and international long distance services to customers located outside of the RBOCs home regions; permits a petitioning RBOC to provide domestic and international long distance service to customers within its home regions upon a finding by the FCC that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and remove existing barriers to entry into local service markets. Additionally, there are significant changes in the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996, the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecom Act the FCC Interconnect Order. In the FCC Interconnect Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers (ILEC), resale of the ILECs retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order have been filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. The United States Supreme Court has declined to review the propriety of the stay. The Company cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

On December 24, 1996, the FCC released a Notice of Proposed Rulemaking (NPRM) seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. On May 7, 1997, the FCC announced that it will issue a series of orders that reform Universal Services Subsidy allocations, adopt various reforms to the existing rate structure for interstate access that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. In particular, the FCC adopted changes to its rate structures for Common Line, Local Switching and Local Transport rate elements. The FCC generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis, with such costs being recovered through flat rated charges. Additional charges and details of the FCC's actions are to be addressed when Orders are released within the near future. Access charges are a principal component of the Company's transmission costs. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

    STATE REGULATION

The intrastate long distance telecommunications of the Company are also subject to various state laws and regulations, including prior certification, notification, and registration requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. Currently, the Company is certified and tariffed where required to provide intrastate service to customers in the continental United States.

There can be no assurance that the regulatory authorities in one or more of the states will not take action having an adverse effect on the business or financial condition of the Company.

RISK FACTORS

Current and prospective investors should carefully consider the following risk factors, together with the other information contained in this Form 10-K, in evaluating the Company and its business. In particular, readers should note that this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

    DEPENDANCE ON CARRIERS AND THE AVAILABILITY OF TRANSMISSION FACILITIES NOT ASSURED

The Company's long distance business is dependent upon lease or resale arrangements with fiber-optic and digital microwave carriers for the transmission of calls. The future profitability of the Company is based upon its ability to transmit long distance telephone calls over transmission facilities leased from others on a cost-effective basis. The Company is currently dependent on three primary carriers, Frontier Communications Services, Inc., WorldCom Network Services, Inc. ("WilTel") and Sprint. The Company utilizes other fiber-optic carriers to a lesser extent to supplement communication transport services, however, there can be no assurance that in the future the Company will continue to have access on an ongoing basis, to transmission facilities at favorable rates.

    ADVERSE EFFECT OF SERVICE INTERRUPTION

The Company's business requires that transmission and switching facilities and other equipment be operational 24 hours per day, 365 days per year. Long distance telephone companies, including the Company, have on occasion and may in the future experience temporary service interruption or equipment failure, in some cases resulting from causes beyond their control. Any such event experienced by the Company would impair the Company's ability to service its customers and could have a material adverse effect on the Company's business.

    RECENT LOSSES FROM OPERATIONS

The Company incurred a loss of ($7,854,000) for the fiscal year ended March 31, 1997. The loss for the fiscal 1997 was primarily due to the reduction in the carrying value of certain assets, an increase in selling, general and administrative expenses, and the provision for losses on accounts receivable. Although the Company will attempt to attain profitability as its recent acquisitions are integrated more fully into the Company's operations, there is no assurance that this will occur or that the Company will achieve, or be able to sustain profitable operations.

    COMPETITION RISKS

The Company faces excess competition in providing long distance telecommunications services. The Company competes for InterLATA and InterLATA services with AT&T, MCI, Sprint and WorldCom, the LECs and other national and regional IXCs, where permissible. Certain of these companies have substantially greater market share and financial resources that the Company, and some of them are the source of communications capacity used by the Company to provide its own services.

The Company expects to encounter continued competition from major domestic communications companies, including AT&T, MCI, Sprint and WorldCom. In addition, the Company may be subject to additional competition due to the enactment of the Telecom Act, the development of new technologies and increased availability of domestic transmission capacity.

For example, even though fiber-optic networks are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber-optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from larger, better financed incumbent carriers. The Company competes with incumbent providers, which have historically dominated their local telecommunications markets, and long distance carriers, for the provision of long distance services. In certain markets the incumbent provider offers both local and long distance services. The incumbent LECs presently have numerous advantages as a result of their historic monopoly control of the local exchange market. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. The Company also faces competition in most markets in which it operates from one or more competitors, including competitive access providers ("CAPS") operating fiber-optic networks, in some cases in conjunction with the local cable television operator. Each of AT&T, MCI, Sprint and WorldCom has indicated its intention to offer local telecommunications services in major U.S. markets using its own facilities or by resale of the LECs' or other providers' services. Other potential competitors include cable television companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with telecommunications management companies with respect to certain portions of its business.

Under the Telecom Act and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes the predicate for the RBOCs to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer certain "Incidental" long distance services in-region and to offer out-of-region long distance services. Once the RBOCs are allowed to offer in-region long distance services, both they and the four largest long distance carriers (AT&T, MCI, Sprint and WorldCom) will be in a position to offer single source local and long distance service similar to that being offered by the Company. The Company expects that the increased competition made possible by regulatory reform will result in certain pricing and margin pressure in the domestic telecommunications services business.

    RAPID TECHNOLOGICAL CHANGES:  DEPENDENCE UPON PRODUCT DEVELOPMENT

The telecommunications industry is subject to rapid and significant changes in technology. While the Company does not believe that, for the foreseeable future, these changes will either materially and adversely affect the continued use of fiber-optic cable or materially hinder its ability to acquire necessary technologies, the effect of technological changes, including changes relating to emerging wireless and wireless transmission and switching technologies, on the businesses of the Company cannot be predicted.

    RISKS OF FINANCIAL LEVERAGE; DEBT SERVICE, INTEREST RATE FLUCTUATIONS, POSSIBLE REDUCTIONS IN LIQUIDITY, AND RESTRICTIVE COVENANTS

In May 1996, the Company entered into a $14,250,000 credit facility (1997 Facility) with a bank which includes a revolving credit facility and term loan facility. Borrowings under the 1997 Facility were used to repay an existing debt facility. Borrowings under the revolving credit portion of the 1997 Facility may not exceed the lessor of $11,000,000 minus any reduction in amount the lender may deem required or 85% of eligible receivables. Borrowings under the revolving facility bear interest at the prime rate plus 0.75% (9.0% at March 31, 1997). Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. At March 31, 1997, borrowings outstanding under the revolving facility were $40,000. Unused borrowing capacity under the revolving facility at March 31, 1997 was $6,822,000. As part of the 1997 Facility, the Company was also allowed to borrow $3,250,000 under a term loan facility. The term loan is repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan bears interest at the prime rate plus 3% (11.25% at March 31, 1997). At March 31, 1997, the balance outstanding under the term facility was $2,437,000. Substantially all of the assets of the Company including tangible assets, receivables and general intangibles, the definition of which includes but is not limited to intellectual property, business plans, business records and licenses, are pledged as collateral under the 1997 Facility. The 1997 Facility requires compliance with certain financial and operating covenants which include minimum leverage and fixed charge coverage ratios.

Because of the operating loss and resulting decline in stockholders' equity reported by the Company for the year ended March 31, 1997, the Company was not in compliance with certain financial covenants contained in its bank credit facility. Accordingly, the Company received a waiver with respect to certain of such covenants from its lender as of March 31, 1997. As a result of and in connection with the merger transactions consummated in May 1997, the Company complied with certain of the financial covenants, and has negotiated certain amendments to the credit facility to reflect changes in financial position and anticipated changes in business strategies and operating results associated with such transactions. While management, believes that the Company will be able to comply with the renegotiated loan agreement, there can be no assurance that the Company will not require additional waivers in the future or, if such waivers are required, that the lender will grant them.

    DIVIDEND POLICY

The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements, and operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

    ACQUISITION INTEGRATION

A major portion of the Company's growth in recent years has resulted from acquisitions, which involve certain operational and financial risks.
Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management of the acquirer, while the acquirer continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the occurrence of indebtedness by the acquirer in order to effect the acquisition and the subsequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute certain other interests of existing shareholders. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but such unexpected liabilities may nevertheless accompany acquisitions. There can be no assurance that the Company will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

Additionally, achieving the expected benefits of the Subsequent Mergers will depend in part upon the integration of the businesses of the Company, NTI and ETI, in an efficient manner, and there can be no assurance that this will occur. The transition to a combined company will require substantial attention from management. The division of management activities and any difficulties encountered in the transition process could have an adverse effect on revenues and operating results of the combined company. In addition, the process of combining the various organizations could cause the interruption of, or a disruption in, the activities of any or all of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the Company will realize any of the anticipated benefits of the Subsequent Mergers.

Based on the foregoing, during fiscal 1997, the Company incurred impairment losses of approximately $6,291,000 on the carrying value of certain intangible assets.

    CONTINGENT LIABILITIES

The Company is subject to a number of legal and regulatory proceedings. While the Company believes that the possible outcome of these matters, or all of them combined, will not have a material adverse effect on the

Company's consolidated results of operations or financial position, no assurance can be given that a contrary result will not be obtained. See Item 3 - "Legal Proceedings".

EMPLOYEES

As of June 25, 1997, the Company had 303 full-time employees. None of the Company's employees are represented by a union.

ITEM 2. PROPERTIES.

The Company owns a 4,500 square foot building and leases three floors, containing approximately 22,000 square feet of a building located at 525 Florida Street, Baton Rouge, Louisiana, 70801. Its primary telephone number is (504) 343-3125. In June, 1997, the Company moved its principal executive offices to Newport News, Virginia and reduced its leased space in Baton Rouge to approximately 15,000 square feet.

In addition to the above properties, the Company leases approximately 7,600 square feet of office space in Mission, Kansas and approximately 3,800 square feet of office space in Culpeper, Virginia in which United Wats and Blue Ridge
operate, respectively.   Pursuant to recent mergers, the Company acquired leased
office and switch facilities from ETI and NTI (see "Recent Developments").

ITEM 3.  LEGAL PROCEEDINGS.

After the end of the fiscal year, on May 21, 1997, the Company was notified that a Director/Shareholder of the Company has brought suit against the Company. The suit is related to a certain escrow agreement previously entered into with two major shareholders of the Company. The suit seeks the release of common stock in the Company which was placed into escrow by the Director in relation to the Company's initial public offering completed in February of 1994. The number of shares in dispute is 313,344. The outcome of the suit and its impact on the operations and financial condition of the Company can not be determined at this time. However, the Company believes that the specific criteria under which the common stock was to be released were not met and therefore believes that the shares should be returned to the Company and cancelled according to the provisions of the escrow agreement.

The Company is involved in other legal proceedings generally incidental to its business. While results of these various legal matters contain an element of uncertainty, the Company believes that the probable outcome of any of these matters, or all of them combined, should not have a material adverse effect on the Company.

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

                                          High        Low
                                          ----        ---
          1995
          ----
          First Quarter                  $ 8.00      $ 5.50
          Second Quarter                   8.25        7.38
          Third Quarter                    9.00        7.38
          Forth Quarter                    9.00        7.63

          1996
          ----
          First Quarter                  $ 9.38      $ 7.25
          Second Quarter                  11.25        7.63
          Third Quarter                   11.25        9.13
          Fourth Quarter                  10.00        8.88

          1997
          ----
          First Quarter                  $12.13      $ 9.13
          Second Quarter                  11.63       10.50
          Third Quarter                   11.38        7.75
          Fourth Quarter                   9.00        7.00


On June 25, 1997, the closing price for the Common Stock as reported by the NASDAQ Small-Cap Market was $10.25 per share.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record owners of the Company's common stock at March 31, 1997, was approximately 225. This does not include shareholders who hold stock in their accounts at broker/dealers.

(c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA:

                                                                   FISCAL YEARS ENDED MARCH 31,
                                               ------------------------------------------------------------------
                                                   1997          1996          1995          1994         1993
                                               -----------   -----------   -----------   -----------   ----------
Operating Results:
  Revenues                                     $59,609,135   $45,083,191   $29,374,853   $13,134,620   $6,067,903
  Operating Income (Loss)                       (8,033,833)      755,720     1,099,130       452,268      (43,980)
  Income (Loss) before extraordinary
   item and cumulative effect of
   a change in accounting principle             (7,854,429)      374,497       867,514       173,886      304,969
  Income (Loss) before cumulative effect
   of a change in accounting principle          (7,854,429)      374,497       867,514       173,886      304,969

Net Income (Loss)                               (7,854,429)      374,497       867,514       173,886      304,969
 Preferred dividend requirement                          -             -             -        31,984            -

Earnings per common share:
  Income (Loss) before extraordinary
   item and cumulative effect of
   a change in accounting principle                  (1.30)         0.07          0.19          0.04         0.07
  Income (Loss) before cumulative effect
   of a change in accounting principle               (1.30)         0.07          0.19          0.04         0.07
  Net Income (Loss)                                  (1.30)         0.07          0.19          0.04         0.07

Weighted average shares                          6,064,164     5,079,938     4,587,620     3,827,889    4,088,767

Financial Position Data:
  Total assets                                 $18,953,712   $23,311,116   $11,762,262    $1,885,818   $2,366,280
  Long-term debt (excluding current
   maturities)                                   1,454,256     3,015,619       408,031       296,783      581,447
  Stockholders' investment                       8,112,169    13,986,066     7,372,272     6,036,012      459,929



ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended March 31,1997. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

GENERAL

The Company's predecessor corporations commenced operations in 1979, and since its initial public offering in 1994, the Company has expanded substantially through mergers, acquisitions and internal growth in its efforts to become a nationwide telecommunications provider.

On June 30, 1996, Network Long Distance, Inc. (Network), merged with Long Distance Telecom, Inc. dba Blue Ridge Telephone (Blue Ridge) and in connection therewith issued 337,079 shares of common stock for all of Blue Ridge's common stock. On November 15, 1996, Network merged with United Wats, Inc. (United Wats) and in connection therewith issued 2,277,780 shares of common stock for all of United Wats' common stock. (Both transactions will be collectively referred to as the "Mergers.") The Mergers were both accounted for as pooling-of-interests.

Subsequent to March 31, 1997, the Company made several strategic moves towards accomplishing its goals and to better position itself to remain competitive in the telecommunications industry.

During May of 1997, the Company completed two mergers; Eastern Telecom, International (ETI) for $1.5 million cash and the issuance of approximately 3,633,000 shares of common stock and National Teleservices, Inc (NTI) by issuing approximately 3,274,000 shares of common stock. As a result of these transactions, the Company positioned itself within the second tier (over $100 million in annual sales) of the industry based on pro forma fiscal 1997 revenues. The acquisition of ETI will be accounted for as a purchase while the merger with NTI will be accounted for as a pooling-of-interests.

ETI is a switch-based inter-exchange carrier located in Newport News, Va and operates primarily along the east coast of the United States. It has expanded rapidly through the deployment of an aggressive direct sales program. It operates a Northern Telecom DMS 250 digital switch which is located in Washington D.C. and offers "1" plus direct dialing, "0" plus operator assisted calls, 800/888 toll free service, dedicated lines, calling cards, international service, prepaid calling cards, paging, internet access, and conference calling.

NTI is a switch-based inter-exchange carrier located in Winona, Minnesota and operates primarily in the mid-western United States. As with ETI, it has also expanded rapidly through direct sales. It operates a DEC 600 digital switch located in Winona and offers a full range of telecommunication products and services.

After completion of the above two transactions, subsequent to the fiscal year end, the Company was made up of five independent operating entities; Network Long Distance, Inc., United Wats, Blue Ridge, ETI and NTI. The Company has determined to consolidate the operations of these entities subsequent to the fiscal year end.

Included in this plan is the consolidation of all corporate functions including management, accounting and finance, billing and networking functions, and certain customer service and support functions. The consolidation of these functions is scheduled to take place during the first two quarters of fiscal year 1998.

Certain statements set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those projected in the forward looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The Company's operations have grown significantly over the last three years as a result of its mergers and acquisitions program and internal growth. Total revenues, including excise taxes and fees, increased to $59,690,135 in 1997, from $45,083,191 in 1996, representing a 32.4% increase. Total revenues in 1996 increased by 53.5% from $29,374,853 in 1995. The Company has financed this growth primarily through cash flow from operations, equity financing, and bank borrowings.

Billable minutes were approximately 348.0 million in 1997, an increase from approximately 278.5 million minutes in 1996, and approximately 155.4 million minutes in 1995. Revenue per minute (RPM), representing the ratio of total revenue to total minutes, was approximately $0.172, $0.162 and $0.189 in fiscal 1997, 1996, and 1995, respectively. In 1996, the Company de-emphasized its reseller channel. This traffic typically carries a lower RPM than other types of traffic. As a result of the reduction in reseller business in 1997, the overall RPM increased. The decrease in fiscal 1996 when compared to 1995 reflects rate reductions made to remain competitive in the market and wholesale rates provided to resellers. While rate fluctuations have affected the Company's revenues on a per minute basis, billable minutes have increased by 25.0% over 1996 billable minutes, while billable minutes from 1996 to 1995 increased approximately 79.2%.

To maintain and improve the Company's competitive position, it may be necessary to change the Company's rate structure. The Company is unable to predict with accuracy whether or when AT&T or other competitors will implement future rate reductions or the effect of any such rate reductions on the Company's profit margins. The Company anticipates increased billable minutes from its various sales distribution channels to offset the effects of any price reductions.

In addition to the switch-based network, the Company operates under negotiated contracts with other carriers to provide a nationwide platform to originate and terminate traffic. The Company has contracted with marketing companies, switchless resellers and agents throughout the United States and provides transport, billing, customer service, and other support services. Marketing to these types of organizations will continue in the upcoming fiscal year. Gross margin percentage, defined as the ratio of the excess of revenues over transmission costs, is expected to increase along with billable minutes as the percentage of wholesale traffic decreases. As of June 15, 1997, the Company is certified and tariffed to provide service subject to jurisdictions as required in the continental United States including the District of Columbia.

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

The Company's gross margin percentage in 1997 increased over the prior year with the transmission costs as a percent of revenues decreasing to 68.2% or $0.117 per minute in 1997, resulting in a gross margin percentage of 31.8%. In 1996, transmission costs were 72.2% of revenues or $0.117 per minute, resulting in a gross margin percentage of 27.8%. The Company's transmission costs as a percent of revenue in 1995 were 74.3% or $0.140 per minute, which resulted in a gross margin percentage of 25.7%. The Company has been able to improve its gross margin during the last three years due to its continued growth in revenues. The increase in revenues has allowed the Company to negotiate higher volume discounts from its underlying carriers thereby reducing its transmissions costs as a percent of revenues.

General and administrative and selling expenses were $15,770,990 representing 26.4% of revenues, $9,420,273 representing 20.9% of revenues, and $5,652,103 representing 19.2% of revenues for the years ended March 31, 1997, 1996, and 1995, respectively. The increase in general and administrative and selling expenses as a percentage of revenues is primarily related to increases in personnel costs, commissions, taxes and professional fees. The operations of Blue Ridge and United Wats were not consolidated during fiscal 1997 resulting in the duplication of certain general, administrative and selling functions. Subsequent to March 31, 1997, the Company implemented a plan to consolidate all corporate functions of these entities including accounting and finance, billing and networking functions, and certain customer service and support functions. The consolidation of these functions is scheduled to take place during the first two quarters of fiscal 1998.

Provision for losses on Accounts Receivable was $3,041,617 representing 5.1% of revenues, $1,112,151 representing 2.5% of revenues, and $403,314 representing 1.4% of revenues for the years ended March 31, 1997, 1996, and 1995 respectively. During the year ended March 31, 1997, the Company determined that losses on certain accounts receivable acquired through acquisition transactions were greater than expected at the time of acquisition. As a result, the Company charged-off or made provision for such accounts receivable to reduce the carrying amount to the estimated realizable value. During fiscal year 1996, the Company reevaluated its reseller/wholesale activities generally and specifically its relationship with certain resellers. As a result, the Company has chosen to de-emphasize its resellers marketing activities by reducing the number of wholesale customers and the related wholesale accounts receivable. In addition, certain wholesale customers have experienced financial difficulties which impede their ability to pay the Company on a timely basis. Wholesale customers with slow payment histories have been placed on specific payment plans or under lock box agreements. The Company has specifically evaluated its allowance for doubtful accounts, which it provides for through its provision for losses on accounts receivable and believes the allowance to be adequate to absorb probable losses on the accounts receivable at March 31, 1997. However, the actual losses on accounts receivable could differ from management's evaluation at March 31, 1997.

Depreciation and amortization expense was $1,902,942 representing 3.2% of revenues, $1,246,826 representing 2.8%, of revenues, and $396,661 representing 1.4% of revenues for the years ended March 31, 1997, 1996, and 1995, respectively. The increase both in dollars and as a percent of revenues is primarily associated with the amortization of the customer bases and goodwill acquired through the Company's mergers and acquisition activities.

During the year ended March 31, 1997, the Company incurred non-cash charges, provision to reduce carrying value of certain assets, of approximately $6.3 million related to a writedown in the carrying value of certain assets, including goodwill and customer base acquisition costs associated with certain acquisitions. The Company determined during the settlement process called for in the certain acquisition agreements that attrition rates for certain customer bases and businesses acquired were significantly greater than originally anticipated. Consequently, the Company determined that future cash flows would be less than that required to realize these assets. The Company reassessed the fair value of these assets by estimating the present value of the future cash flows through updating with historical results the cash flow models utilized to initially allocate the intangibles acquired.

Due to the impairment of various intangibles, the Company analyzed the lives of its intangibles in accordance with SFAS 121. Consequently, the Company has established new periods for amortizing certain customer base intangible assets that it believes to be reasonable estimates of the remaining lives of these customer base intangibles assets. The revised remaining useful lives assigned by the Company, range from 4 to 6 years for acquired customer bases.

    OTHER INCOME AND EXPENSES

Operating income (loss) was ($8,033,833) representing (13.5%) of revenue for the year ended March 31, 1997. Operating income was $755,720 representing 1.7% of revenues for the year ended March 31, 1996. For the year ended March 31, 1995, operating income was $1,099,130 representing 3.7% of revenues.

Net interest expense for the year ended March 31, 1997 was $517,596 as compared to net interest expense for the year ended March 31, 1996 of $198,897, an increase of 160.2%. In May 1996, the Company entered into a $14,250,000 credit facility (1997 Facility) with a bank which includes a revolving credit facility and term loan facility. The proceeds of the term loan of approximately $3,250,000 was used to finance the May 1996 acquisition of Universal Network Services, Inc. The revolving credit facility was used for general operating purposes. Net interest income for the year ended March 31, 1995 was $65,480.
In December 1995, the Company renewed its line of credit (1996 Facility) with a bank with proceeds used for general operating purposes. Net interest income during fiscal year 1995 resulted primarily from the investment of the proceeds from the Company's secondary public offering.

    INCOME TAXES

The Company reported a net loss in fiscal 1997, and accordingly, recorded an income tax benefit of approximately $697,000 or 8.2% of the pre-tax loss. A significant portion of the pre-tax loss was related to a writedown in the carrying value of certain assets including goodwill and customer base acquisition costs. These assets must continue to be amortized for tax purposes and the Company believes that only a portion of this writedown should be utilized for income tax purposes under a "more likely than not" criteria. Accordingly, the Company established a valuation allowance of $1,227,000 related to the associated deferred tax assets of approximately $3,300,000. For the year ended March 31, 1996, $223,273 was provided for income taxes resulting in net income of $374,497. For the year ended March 31, 1995, $266,954, or 23.5% of pre-tax income, was attributed to income tax resulting in net income of $867,514.

    LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for 1997 was $3,121,310, an increase from net cash used by operations of $162,903 in 1996, and net cash provided by operations of $1,054,082 in 1995. The increase in cash flow from operations was primarily attributable to the increased gross margin and the timing of collection of accounts receivable and payment of accounts payable.

Cash flows used in operations resulted in a negative impact on cash during 1996 due primarily to the impact of growth in accounts receivable and other current assets that were not offset by similar increases in accounts payable and other current liabilities.

The Company's accounts receivable are anticipated to continue to grow due to higher sales volume and acquisitions. Growth will require cash disbursements for acquisitions, installation costs on lines and equipment to expand networking capability. In addition, the growth will require cash payments to vendors prior to receipt of payments by its customers.

The Company's growth will also require continued expansion of the telecommunications equipment and related capital items. The Company used net cash of $3,316,998, $807,377 and $568,837 for investing activities for the years 1997, 1996, and 1995, respectively. The primary use of cash in 1997, 1996, and 1995 was for the acquisition of customer bases resulting in acquisition costs of $3,801,004, $1,101,173 and $1,781,055 respectively.

Cash used in financing activities in 1997 was $578,336 as compared to cash provided by financing activities of $1,339,585 in 1996, and cash used in financing activities of $370,694 in 1995. In 1997 the Company made principal payments on debt of $3,743,031 and received cash of $3,250,000 from the issuance of debt. In 1996, the Company borrowed $2,532,235 under its line of credit and made principal payments on its debt of $1,243,018. In 1995 the Company redeemed all of its outstanding preferred stock for $55,527, made payments against costs of the secondary public offering of $53,585, reduced debt principal by $454,680, and received $204,695 from the issuance of common stock.

The Company experienced a net cash decrease of $237,436 in 1997, a net cash increase of $369,305 in 1996, and $114,551 in 1995. Stockholders' equity was $8,112,169 and $13,986,066 as of March 31, 1997, and 1996, respectively.

In May 1996, the Company entered into a $14,250,000 credit facility with a bank (the 1997 Facility) which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the 1997 Facility may not exceed the lessor of $11,000,000 minus any reserves the lender may deem eligible or 85% of eligible receivables. Borrowings under the revolver will bear interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company is allowed to borrow $3,250,000 under the term loan facility. The term loan is repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan bears interest at the prime rate plus 3%. Substantially all of the assets of the Company are pledged as collateral under the credit facility. At March 31, 1997, $40,000 and $2,437,000, were outstanding under the revolving and the term loan, respectively.

Substantially all of the assets of the Company including tangible assets, receivables and general intangibles, the definition of which includes but is not limited to intellectual property, business plans, business records and licenses, are pledged as collateral under the 1997 Facility. The 1997 Facility requires compliance with certain financial and operating covenants which include minimum leverage and fixed charge coverage ratios. As of March 31, 1997, the Company was not in compliance with certain financial covenants enumerated in the 1997 Facility. Accordingly, the Company received a waiver with respect to certain of such covenants from its lender as of March 31, 1997. As a result of and in connection with the merger transactions consummated in May 1997, the Company complied with certain of the financial covenants, and has currently negotiated certain amendments to the credit facility to reflect changes in financial position and anticipated changes in business strategies and operating results associated with such transactions. While management, believes that the Company will be able to comply with the renegotiated loan agreement, there can be no assurance that the Company will not require additional waivers in the future or, if such waivers are required, that the lender will grant them.

Absent significant capital requirements for other acquisitions, the Company believes that cash flow from operations and funds available under existing credit facilities will be adequate to meet the Company's capital needs for the remainder of fiscal 1998.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". This statement established accounting standards for computing and presenting earnings per share and applies to entities with publicly held common stock.
This statement is effective for periods ending after December 15, 1997, including interim periods.

Early application of SFAS No. 128 is not permitted, however, upon adoption, all prior periods must be restated. Based on the standards to be adopted, basic earnings (loss) per share would be ($1.30), $0.08, and $0.19 for the years ended March 31, 1997, 1996, and 1995, respectively, and diluted earnings per share would be ($1.30), $0.07, and $0.19, respectively.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements for periods ending after December 15, 1997, and will not materially change the disclosures currently included in the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see pages F-1 through F-8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Company's definitive proxy statement for 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's definitive proxy statement for 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's definitive proxy statement for 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's definitive proxy statement for 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NETWORK LONG DISTANCE, INC.



Dated:  June 27, 1997                 By  /s/ THOMAS G. KEEFE
                                        ----------------------------------------
                                        Thomas G. Keefe, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                     CAPACITY                        DATE
          ---------                     --------                        ----


 /s/ JOHN D. CRAWFORD              Chairman, Chief                 June 27, 1997
-------------------------------    Executive Officer,
John D. Crawford                   and Director

 /s/ TIMOTHY A. BARTON             President                       June 27, 1997
-------------------------------    and Director
Timothy A. Barton

 /s/ JOHN V. LEAF                  Secretary                       June 27, 1997
-------------------------------    and Director
John V. Leaf

 /s/ THOMAS G. KEEFE               Principal Financial Officer,    June 27,1997
-------------------------------    Principal Accounting Officer,
Thomas G. Keefe                    and Director

 /s/ LEON L. NOWALSKY              Director                        June 27, 1997
-------------------------------
Leon L. Nowalsky

 /s/ RUSSELL J. PAGE               Director                        June 27, 1997
-------------------------------
Russell J. Page

 /s/ TIMOTHY J. SLEDZ              Director                        June 27, 1997
-------------------------------
Timothy J. Sledz

 /s/ ALBERT A. WOODWARD            Director                        June 27, 1997
-------------------------------
Albert A. Woodward

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

(a)  1.  The following Financial Statements are filed as part of this Report:

                                                                 Page
                                                                 ----

     Index to Financial Statements

     Independent Auditors' Report                             F-1 - F-3

     Financial Statements

         Consolidated Balance Sheets                                F-4

         Consolidated Statements of Operations                      F-5

         Consolidated Statements of Stockholders' Equity            F-6

         Consolidated Statements of Cash Flows                      F-7

         Notes to Consolidated Financial Statements                 F-8

(a)  2.  None.

(a)  3.  Exhibits:

         27.1  Financial Data Schedule (Filed herewith)

(b) 1. The Company filed Form 8-K/A dated November 15, 1996 on January 14, 1997 which included the Supplemental Consolidated Balance Sheets of the Company and its subsidiaries as of March 31, 1996 and 1995 and the related Supplemental Consolidated Statements of Operations, Stockholders' Equity and Cash Flows associated with its merger with United Wats, Inc.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
   Network Long Distance, Inc.:

We have audited the accompanying consolidated balance sheets of Network Long Distance, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Long Distance Telecom, Inc. included in the consolidated financial statements of Network Long Distance, Inc. which statements constitute total assets of 4.6% as of March 31, 1996 and total revenues of 7.7% for the year ended March 31, 1996, and total revenues of 9.5% for the year ended March 31, 1995 of the related consolidated totals.
We also did not audit the financial statements of United Wats, Inc., included in the consolidated financial statements of Network Long Distance, Inc. which statements constitute total assets of 10.3% as of March 31, 1996 and total revenues of 23.9% for the year ended March 31, 1996 and total revenues of 8.0% for the year ended March 31, 1995 of the related consolidated totals. The financial statements of Long Distance Telecom, Inc. and United Wats, Inc. were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for Long Distance Telecom, Inc. and United Wats, Inc., is based solely upon the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Long Distance, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 1997, in conformity with generally accepted accounting principles.

Jackson, Mississippi,
    June 26, 1997.

                         INDEPENDENT AUDITOR'S REPORT


To the General Partner
Telecommunications Ventures Limited Partnership No. 1
T/A Blue Ridge Telephone
Culpeper, VA 22701


     We have audited the balance sheet of Telecommunications Ventures Limited Partnership No. 1, T/A Blue Ridge Telephone, as of December 31, 1995 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telecommunications Ventures Limited Partnership No. 1, T/A Blue Ridge Telephone as of December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                       Yount, Hyde & Barbour, P.C.

Culpeper, Virginia
May 10, 1996

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

UNITED WATS, INC.

We have audited the balance sheet of United Wats, Inc. as of December 31, 1995, and the related statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wats, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                       Mayer Hoffman McCann L.C.

Kansas City, Missouri
March 11, 1996

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------

                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $    655,136  $    892,572
  Accounts receivable, net of allowance for doubtful
   accounts of $2,355,000 and $1,073,000 at March 31,
   1997 and 1996, respectively                          8,641,560     9,325,997
  Other receivables                                       360,965       708,962
  Deferred income tax asset                               148,600          -
  Other current assets                                    672,254       668,231
                                                     ------------  ------------
        Total current assets                           10,478,515    11,595,762

PROPERTY AND EQUIPMENT:
  Land                                                     75,000        75,000
  Building and improvements                               465,575       697,285
  Telecommunications equipment                          1,583,949     2,338,866
  Furniture and fixtures                                1,581,979     1,371,197
                                                     ------------  ------------
                                                        3,706,503     4,482,348
  Less: accumulated depreciation                       (2,081,992)   (1,758,936)
                                                     ------------  ------------
                                                        1,624,511     2,723,412
                                                     ------------  ------------
CUSTOMER BASE ACQUISITION COSTS, NET                    5,645,730     5,073,145
GOODWILL, NET                                             450,020     3,287,637
OTHER INTANGIBLES, NET                                    264,221       412,220
OTHER ASSETS                                              490,715       218,940
                                                     ------------  ------------
        Total assets                                 $ 18,953,712  $ 23,311,116
                                                     ------------  ------------
                                                     ------------  ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $    390,315  $  1,657,423
  Accrued telecommunications cost                       5,850,844     2,736,999
  Other accrued liabilities                             1,808,959     1,152,591
  Customer deposits                                       128,960       176,210
  Deferred income tax liability                              -          242,872
  Current maturities of long-term debt and capital
   lease obligation                                     1,208,209       285,135
                                                     ------------  ------------
        Total current liabilities                       9,387,287     6,251,230

DEFERRED INCOME TAX LIABILITY                                -           58,201

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            1,454,256     3,015,619

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock - $.01 par value;
  25,000,000 shares authorized; no shares issued and
  outstanding at March 31, 1997 and 1996 (redemption
   value $3 per share)                                       -             -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value; 20,000,000 shares
   authorized; 6,718,908 and 6,523,902 shares issued
   and outstanding at March 31, 1997 and 1996,
   respectively                                               672           652
  Additional paid-in capital                           14,828,040    12,970,833
  Retained earnings (deficit)                          (6,624,253)    1,106,871
  Treasury Stock                                          (92,290)      (92,290)
                                                     ------------  ------------
        Total stockholders' equity                      8,112,169    13,986,066
                                                     ------------  ------------
        Total liabilities and stockholders' equity   $ 18,953,712  $ 23,311,116
                                                     ------------  ------------
                                                     ------------  ------------

   The accompanying notes are an integral part of these financial statements.

               NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEAR ENDED MARCH 31,
                                                                   ----------------------------------------------
                                                                        1997             1996            1995
                                                                   -------------    -------------   -------------
Revenues (including excise taxes of $2,863,000, $1,230,000,
  and $219,000 in 1997, 1996 and 1995, respectively)               $  59,690,135    $  45,083,191   $  29,374,853
                                                                   -------------    -------------   -------------

Operating expenses:
  Transmission costs                                                  40,717,419       32,548,221      21,823,645
  Selling, general and administrative                                 15,770,990        9,420,273       5,652,103
  Provision for losses on accounts receivable                          3,041,617        1,112,151         403,314
  Depreciation and amortization                                        1,902,942        1,246,826         396,661
  Provision to reduce carrying value of certain assets                 6,291,000             -                -
                                                                   -------------    -------------   -------------

    Total operating expenses                                          67,723,968       44,327,471      28,275,723
                                                                   -------------    -------------   -------------

Operating income (loss)                                               (8,033,833)         755,720       1,099,130
Interest (income) expense, net                                           517,596          198,897         (65,480)
Other (income) expense                                                      -             (40,947)         30,142
                                                                   -------------    -------------   -------------

Income (loss) before income taxes                                     (8,551,429)         597,770       1,134,468
Provision (benefit) for income taxes                                    (697,000)         223,273         266,954
                                                                   -------------    -------------   -------------

Net income  (loss)                                                    (7,854,429)         374,497         867,514

Unaudited pro forma adjustment (Note 1):
  Income tax provision                                                     4,700          126,375          28,685
                                                                   -------------    -------------   -------------

Unaudited pro forma net income (loss) applicable to common
  stockholders                                                     $  (7,859,129)   $     248,122   $     838,829
                                                                   -------------    -------------   -------------
                                                                   -------------    -------------   -------------


Earnings (loss) per common share                                   $       (1.30)   $       0.07    $       0.19
                                                                   -------------    -------------   -------------
                                                                   -------------    -------------   -------------

Unaudited pro forma earnings (loss) per common share               $       (1.30)   $       0.05    $       0.18
                                                                   -------------    -------------   -------------
                                                                   -------------    -------------   -------------


  The accompanying notes are an integral part of these financial statements.

                NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       COMMON STOCK
                                                     $.0001 PAR VALUE       ADDITIONAL                   TREASURY STOCK
                                                    ------------------       PAID-IN      RETAINED     -------------------
                                                    NUMBER      AMOUNT       CAPITAL      EARNINGS     NUMBER       AMOUNT
                                                    ------      ------       -------      --------     ------       ------
BALANCE, MARCH 31, 1994                            5,418,179   $    542   $  6,139,916   $  135,113   1,028,917     $(239,559)

Issuance of common stock to former holders of
  Series A Convertible Preferred Stock               63,502           6        190,500         -           -             -

Issuance of common stock for acquisitions            29,038           3        232,126         -           -             -

Issuance of common stock (net of direct costs
  of $53,585)                                       728,773          73        151,038         -           -             -

Retirement of treasury stock                       (632,527)        (63)       (18,339)    (128,867)   (632,527)      147,269

Dividends on common stock, $0.02 per share             -           -              -        (105,000)       -             -

Net income                                             -           -              -         867,514        -             -
                                                 -----------   ---------   -----------   -----------   ----------   ----------
BALANCE, MARCH 31, 1995                           5,606,965         561      6,695,241      768,760     396,390       (92,290)

Issuance of common stock for acquisitions           916,937          91      6,275,592         -           -             -

Dividends on common stock, $0.006 per share            -           -              -         (36,386)       -             -

Net income                                             -           -              -         374,497        -             -
                                                 -----------   ---------   -----------   -----------   ----------   ----------
BALANCE, MARCH 31, 1996                          6,523,902          652     12,970,833     1,106,871    396,390       (92,290)

Issuance of common stock for acquisition           195,006           20      1,857,207          -          -             -

Net loss                                              -            -              -       (7,854,429)      -             -

Effect of change in fiscal year end of
  merged entities                                     -            -              -          123,305       -             -
                                                 -----------   ---------   -----------   -----------   ----------   ----------
BALANCE, MARCH 31, 1997                          6,718,908     $    672    $14,828,040   $(6,624,253)   396,390     $ (92,290)
                                                 -----------   ---------   -----------   -----------   ----------   ----------
                                                 -----------   ---------   -----------   -----------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR ENDED MARCH 31,
                                                                ------------------------------------------
                                                                    1997            1996           1995
                                                                -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(7,854,429)    $   374,497    $   867,514
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                    630,338         623,845        316,391
    Amortization                                                  1,272,604         622,981         80,270
    Provision for losses on accounts receivable                   3,041,617       1,112,151        403,314
    Provision to reduce carrying value of certain assets          6,291,000             -              -
    Provision (benefit) for deferred income taxes                  (724,275)        207,907         71,434
    Provision for employee stock incentive plan                      30,835          50,752         42,350
    (Gain) loss on disposal of equipment                                -           (17,000)        62,319
    Changes in assets and liabilities, net of effect of
     business combinations:
      Accounts receivable                                        (1,516,201)     (3,997,138)    (2,888,943)
      Other receivables and current assets                          347,997      (1,206,250)        34,408
      Accounts payable and other current liabilities              1,664,274       1,943,120      2,223,200
      Other                                                         (62,450)        122,232       (158,175)
                                                                -----------     -----------    -----------
  Net cash provided by (used in) operating activities             3,121,310        (162,903)     1,054,082
                                                                -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                             (304,798)     (1,081,983)    (1,423,988)
  Sale of short-term investments                                        -         1,558,562      2,751,238
  Acquisitions and related costs                                 (3,801,004)     (1,101,173)    (1,781,055)
  Decrease (increase) in other intangible assets                     24,441        (195,321)      (110,853)
  Proceeds from sale of equipment                                   764,363          17,000            -
  Other                                                                 -            (4,462)        (4,179)
                                                                -----------     -----------    -----------
    Net cash used in investing activities                        (3,316,998)       (807,377)      (568,837)
                                                                -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit               (2,492,731)      2,532,235            -
  Principal payments on debt                                     (1,250,300)     (1,243,018)      (454,680)
  Proceeds from issuance of debt                                  3,250,000          86,754        123,000
  Decrease in capital lease obligation                              (85,305)            -              -
  Proceeds from issuance of common stock                                -               -          204,695
  Redemption of preferred stock                                         -               -          (55,527)
  Dividends on common stock                                             -           (36,386)      (134,597)
  Offering costs                                                        -               -          (53,585)
                                                                -----------     -----------    -----------
    Net cash provided by (used in) financing activities            (578,336)      1,339,585       (370,694)
                                                                -----------     -----------    -----------
    Effect of change in fiscal year end of merged entities          536,588             -              -
                                                                -----------     -----------    -----------
    Net increase (decrease) in cash and cash equivalents           (237,436)        369,305        114,551
    Cash and cash equivalents at beginning of period                892,572         523,267        408,716
                                                                -----------     -----------    -----------
    Cash and cash equivalents at end of period                  $   655,136     $   892,572    $   523,267
                                                                -----------     -----------    -----------
                                                                -----------     -----------    -----------

      The accompanying notes are an integral part of these financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, MERGERS, ACQUISITIONS AND RELATED MATTERS:

DESCRIPTION OF BUSINESS

Network Long Distance, Inc. (the "Company" or "Network") provides long distance telecommunications services to commercial and residential customers throughout most of the United States with a primary concentration on small to medium-sized businesses. The Company provides these services primarily through three customer service channels - business retail, agents and association programs. The business retail channel involves the sale of long distance services directly to end-users. The agents channel involves the sale of long distance services directly to end-users through master agents of the Company. The association program channel establishes exclusive marketing agreements with various trade or business associations to market the Company's products and services to members of the associations. Previously, the Company operated a switchless reseller channel which involved the sale of long distance services to other entities who resell the services to end users. The Company began to de-emphasize its switchless reseller channel during the year ended March 31, 1996. See Note 2.

Calls are transmitted over circuits leased from other telecommunications carriers at fixed or variable rates. Calls are switched through the Company's switching center or by other carriers on the Company's behalf. The Company furnishes its end user customers, as well as its reseller customers, with various long distance products including 1+ dialing, WATS, private line, calling cards and 800 services. Billing, collection and customer service are available, at additional costs to reseller customers.

The Company has four wholly-owned subsidiaries, Network Advanced Services, Inc., Network Acquisition Corp., United Wats, Inc. and Long Distance Telecom, Inc. All references to the Company include its subsidiaries except as stated otherwise. The Company's principal offices are located in Baton Rouge, Louisiana.

MERGERS

On June 30, 1996, Network merged with Long Distance Telecom, Inc. dba Blue Ridge Telephone ("Blue Ridge") and in connection therewith issued 337,079 shares of common stock for all of Blue Ridge's common stock. On November 15, 1996, Network merged with United Wats, Inc. ("United Wats") and in connection therewith issued 2,277,780 shares of common stock for all of United Wats' common stock. (Both transactions are collectively referred to as the "Mergers.") Each of the Mergers was accounted for as a pooling-of-interests and, accordingly, the Network financial statements for periods prior to the Mergers have been restated to include the results of Blue Ridge and United Wats for all periods presented. The combined companies of Network, Blue Ridge and United Wats are hereinafter referred to as the Company. Separate and combined results of operations are as follows: (Note that for the six months ended September 30, 1996, balances for Blue Ridge have been included in the balances for Network.):

                         THREE            SIX MONTHS                   YEAR ENDED
                     MONTHS ENDED           ENDED                      MARCH 31,
                     -------------     ------------------     ----------------------------
                     JUNE 30, 1996     SEPTEMBER 30, 1996          1996           1995
                     -------------     ------------------     ------------    ------------
Revenues:
  Network            $  8,975,000        $ 20,197,000         $ 30,810,000    $ 24,217,000
  Blue Ridge              994,000                -               3,463,000       2,790,000
  United Wats           4,446,000           9,448,000           10,810,000       2,368,000
                     ------------        ------------         ------------    ------------
    Combined         $ 14,415,000        $ 29,645,000         $ 45,083,000    $ 29,375,000
                     ------------        ------------         ------------    ------------
                     ------------        ------------         ------------    ------------

Income (loss) before
 income tax:
  Network            $    (32,000)       $    (66,000)        $   (442,000)   $    609,000
  Blue Ridge               45,000                -                 313,000          62,000
  United Wats              83,000             414,000              727,000         463,000
                     ------------        ------------         ------------    ------------
    Combined         $     96,000        $    348,000         $    598,000    $  1,134,000
                     ------------        ------------         ------------    ------------
                     ------------        ------------         ------------    ------------

Prior to the Mergers, Blue Ridge operated in the form of a partnership under the name "Telecommunications Ventures Limited Partnership No. 1 T/A Blue Ridge Telephone." On June 17, 1996, Blue Ridge changed to a corporate form of organization. Blue Ridge did not recognize income tax expense for the periods presented because its tax attributes flowed to its partners. The consolidated statements of operations include an unaudited pro forma adjustment to reflect results as if Blue Ridge had been subject to income tax for all periods presented.

Prior to the Mergers, both Blue Ridge and United Wats utilized a December 31 fiscal year end. For purposes of the combined results of operations for the year ended March 31, 1997, the amounts include Network, Blue Ridge and United Wats historical results of operations for the twelve months ended March 31, 1997. For purposes of the combined results of operations for the years ended March 31, 1996 and 1995, the Blue Ridge and United Wats amounts reflect Blue Ridge and United Wats historical results of operations for the years ended December 31, 1995 and 1994, respectively, and the Network amounts reflect Network's historical results for the years ended March 31, 1996 and 1995, respectively. Therefore, the Blue Ridge and United Wats historical results of operations for the three months ended March 31, 1996 are not contained in the Company's consolidated statements of operations and cash flows for any period presented. There were no significant intercompany transactions among Network, Blue Ridge and United Wats.

The following are condensed statements of operations and cash flows for Blue Ridge and United Wats for the three months ended March 31, 1996:

                      Condensed Statements of Operations
                       THREE MONTHS ENDED MARCH 31, 1996
                      -----------------------------------

                                          BLUE RIDGE     UNITED WATS
                                          ----------     ------------
      Revenue                             $  926,000     $  3,855,000
      Operating expenses                     852,000        3,636,000
                                          ----------     ------------
      Operating income                        74,000          219,000
      Other income (expenses)                 (4,000)            -
                                          ----------     ------------
      Income before tax                       70,000          219,000
      Provision for income tax                  -              79,000
                                          ----------     ------------
      Net income                          $   70,000     $    140,000
                                          ----------     ------------
                                          ----------     ------------


                       Condensed Statements of Cash Flows
                       THREE MONTHS ENDED MARCH 31, 1996
                      -----------------------------------

                                              BLUE RIDGE     UNITED WATS
                                              ----------     ------------
      Net Income                               $  70,000     $  140,000
      Depreciation                                31,000          8,000
      Change in current assets and liabilities    (2,000)       475,000
                                               ---------     ----------
      Cash provided by operating activities       99,000        623,000
                                               ---------     ----------
      Cash provided by (used in) investing
          activities                              10,000        (37,000)
                                               ---------     ----------
      Cash used in financing activities         (138,000)       (20,000)
                                               ---------     ----------
      Increase (decrease) in cash and cash
          equivalents                          $ (29,000)    $  566,000
                                               ---------     ----------
                                               ---------     ----------

MERGER AND ACQUISITION ACTIVITY AND RELATED MATTERS

The Company has been actively engaged in an acquisition program, focusing on companies primarily in the long distance industry. See Note 3. Certain of the acquisitions have resulted in the Company's acquiring significant intangible assets, primarily customer base acquisition costs and goodwill.
As explained in Note 3, during the year ended March 31, 1997, primarily pursuant to certain contractual reevaluation criteria, management determined that the Company's ability to realize the unamortized balance of intangible assets related to certain prior acquisitions was uncertain. As a result, the Company incurred $6,291,000 in non-cash provisions to reduce the carrying value of such intangibles to their estimated fair value. As of March 31, 1997, the Company has approximately $6,100,000 of remaining unamortized intangible assets related to acquisition transactions. Management believes that its investment in such intangible assets is realizable based on the estimated future net cash flows expected to be generated from the acquired entities or customer bases. However, management's estimates of future net cash flows may change in the future and such changes could be material.

The Company incurred a net loss of $7,854,000 for the year ended March 31, 1997. Factors that contributed significantly to the loss were the provision to reduce the carrying value of intangible assets, an increased provision for losses on accounts receivable and increased selling, general and administrative expenses. As a result of the loss, stockholders' equity declined from $13,986,000 at March 31, 1996 to $8,112,000 at March 31, 1997.
Because of the operating loss and resulting decline in stockholders' equity reported by the Company for the year ended March 31, 1997, the Company was not in compliance with certain financial covenants contained in its bank credit facility (See Note 5). Accordingly, the Company received a waiver with respect to certain of such covenants from its lender as of March 31, 1997. As a result of and in connection with the merger transactions consummated in May 1997 (See Note 13), the Company complied with certain of the financial covenants, and has negotiated certain amendments to the credit facility to reflect changes in financial position and anticipated changes in business strategies and operating results associated with such transactions. While management, believes that the Company will be able to comply with the renegotiated loan agreement, there can be no assurance that the Company will not require additional waivers in the future or, if such waivers are required, that the lender will grant them.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used primarily when accounting for allowance for doubtful accounts, depreciation and amortization, and taxes. In addition, estimates are used by management in estimating future net cash flows when evaluating the Company's ability to realize its investments in long-lived assets, and in determining estimated fair value of assets which are deemed to have been impaired. See "Accounts Receivable" and "Intangible Assets," and Note 3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt approximate their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due on monthly billings for long distance and other telecommunications costs incurred by customers.

The allowance for doubtful accounts is established through a provision for losses on accounts receivable which is charged to expense. Accounts receivable are written off against the allowance for doubtful accounts when management believes the collectibility of the receivable is unlikely. The allowance, which is based on evaluations of the collectibility of the receivables and prior bad debt experience, is an amount that management believes will be adequate to absorb probable losses on accounts receivable existing at the reporting date. The evaluations take into consideration such factors as changes in the aging and volume of the accounts receivable, overall quality, review of specific problem receivables and current industry conditions that may affect a customer's ability to pay. Actual results could differ from management's estimates. Write-offs during the fiscal years 1997, 1996 and 1995 were approximately $2,010,000, $780,000, and, $179,000, respectively.

During the year ended March 31, 1996, the Company began reevaluating its switchless reseller channel activities, generally and, specifically its relationship with certain resellers. As a result, the Company chose to de-emphasize its reseller marketing activities by reducing the number of reseller customers and the related wholesale accounts receivable. In addition, certain reseller customers experienced financial difficulties which impeded their ability to pay the Company on a timely basis. Reseller customers with slow payment histories have been placed on specific payment plans or under lock box agreements.

During the year ended March 31, 1997, the Company determined that losses on certain accounts receivable acquired through acquisition transactions were greater than expected at the time of acquisition. As a result, the Company has written-off or made provision for such accounts receivable to reduce the carrying amount to the estimated realizable value.

Management has specifically evaluated its allowance for doubtful accounts and believes the allowance to be adequate to absorb probable losses on the accounts receivable at March 31, 1997. However the actual losses on accounts receivable could differ from management's evaluation at March 31, 1997 and such difference could be material.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using primarily the straight-line method over the following estimated useful lives:

               Building                          30 years
               Building improvements              7 years
               Telecommunications equipment    3-10 years
               Office equipment                 5-7 years

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the property accounts, and any resulting gain or loss is reflected in results of operations.

INTANGIBLE ASSETS

The Company's intangible assets include customer base acquisition costs and non-compete agreements incurred as a result of purchased customer bases; goodwill, customer base acquisition costs and non-compete agreements resulting from acquisitions of businesses; and software development costs attributable to telecommunications service activities.

In allocating the excess of the purchase price over tangible assets acquired in business combinations, the Company utilizes cash flow models and projected attrition rates to quantify the values allocated to the various intangibles as well as the related useful lives. While management believes that the cash flow models are achievable and the attrition rates are reasonable, management regularly reassesses the realization of the acquisition-related intangibles through periodic updates of the cash flow models. Additionally, certain acquisition agreements call for a comparison, at a specified date, of actual customer attrition rates experienced to those expected at the time of the acquisition agreement (the "True-Up"). If actual attrition rates differ from expected rates, certain adjustments to the acquisition price may be required. If at the time of the True-Up, actual attrition rates are significantly greater than expected by the Company, the Company makes a determination, based on estimated future net cash flows, whether the intangible asset related to the acquisition has been impaired. If an impairment has occurred, a provision for reduction in the carrying value is made to reduce the carrying amount of the intangibles to the estimated fair value of the related customer base. Such provisions are applied first to any goodwill attributable to the impaired assets until goodwill is eliminated and then to the customer base acquisition costs. See Note 3.

Customer base acquisition costs include the excess of the purchase price over any tangible assets acquired as well as specific costs incurred to consummate the transaction such as attorney's fees, accountant's fees and due diligence costs. Customer base acquisition costs are recorded based upon the estimated value (primarily based on estimated future net cash flows) of the customer base acquired and are amortized over 6 to 7 years using the straight-line method. Accumulated amortization at March 31, 1997 and 1996, was approximately $1,607,000 and $418,000, respectively.

Goodwill is recorded in connection with business combinations to the extent the purchase price exceeds the estimated fair value of specifically identifiable tangible and intangible assets. The Company periodically evaluates the realizability of goodwill based primarily on expected cash flows from the acquired assets or business. Goodwill is amortized over 30 years using the straight-line method. Accumulated amortization at March 31, 1997 and 1996, was approximately $75,000 and $115,000, respectively.

Other intangibles include software costs of approximately $235,000 and $296,000 as of March 31, 1997 and 1996, respectively, and non-compete agreements of approximately $231,000 at both March 31, 1997 and 1996. The Company capitalizes external costs related to software development while internal costs are expensed. Software costs are amortized using the straight-line method over lives ranging from 4 to 5 years. Non-compete agreements are amortized using the straight-line method over the lives of the agreements, currently 5 years. Accumulated amortization of other intangibles as of March 31, 1997 and 1996, was approximately $317,000 and $194,000, respectively.

See Note 3 for discussion related to the application of Statement of Financial Accounting Standards, ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

OTHER RECEIVABLES

Other receivables consist of current amounts due from customers and entities that are providing or have formerly provided billing and collection services for a portion of the Company's customer base.

OTHER CURRENT ASSETS

At March 31, 1997 and 1996, other current assets consisted of costs of direct response advertising and other prepaid expenses. Direct response advertising costs are capitalized and amortized over the expected life of the customer. The Company has determined that the expected life of a customer obtained through direct response advertising is one year. At March 31, 1997 and 1996, approximately $9,000 and $183,000, net of accumulated amortization of approximately $368,000 and $194,000, respectively, was included in other current assets related to direct response advertising.

OTHER ASSETS

Other assets consist primarily of long-term notes receivable from employees of approximately $211,000 and $262,000 at March 31, 1997 and 1996, respectively, deferred tax assets of $179,000 at March 31, 1997 and deferred financing costs of $100,000, net of accumulated amortization of $83,000 at March 31, 1997.

INCOME TAXES

Income taxes are provided using an asset and liability approach. The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of (a) temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, and (b) operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of adjustment. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

RECOGNITION OF REVENUE

Customer long distance calls are routed through switching centers owned by the Company or others over long distance telephone lines provided by others. The Company records revenues at the time of customer usage primarily on a measured time basis.

TRANSMISSION COSTS

Transmission costs include all payments to local exchange carriers and interexchange carriers primarily for access and transport charges. The Company primarily utilizes long-term fixed cost contracts with other carriers in order to carry customer calls.

EARNINGS PER SHARE

For the year ended March 31, 1997, earnings per share were based on the weighted average number of shares outstanding during the period. No common stock equivalents were utilized in the calculation as their effect would be anti-dilutive. For the years ended March 31, 1996 and 1995, earnings per share were calculated based on the weighted average number of shares outstanding during the year plus the dilutive effect of stock options and warrants determined using the treasury method. Average common and common equivalent shares utilized were 6,060,164, 5,079,938, and 4,587,620, respectively, for the years ended March 31, 1997, 1996, and 1995. In each year, there were no differences in primary and fully diluted earnings per share.

COMMON STOCK ESCROW AGREEMENT

As part of its public offering of common stock in March 1994, the Company transferred 626,688 shares of common stock, owned by two officers, into an escrow account. The common stock could have been released from escrow in three annual increments of 208,896 shares if the

Company either had met earnings per share requirements, on a fully diluted basis as defined in the agreement, or had consummated an offering of the Company's common stock considering certain conditions defined in the agreement. The stipulated earnings per share ("EPS") amounts were as follows:

                          YEAR ENDED
                           MARCH 31,                 EPS
                          ----------               ------
                             1995                  $0.375
                             1996                    0.60
                             1997                    1.00

As the Company failed to meet EPS requirements, pursuant to the terms of the agreement, the common stock held in escrow will be forfeited and canceled to the Company's treasury by July 15, 2000. The escrowed shares have been excluded from the weighted average number of shares outstanding for the years ended March 31, 1997, 1996 and 1995. As discussed in Note 9, one of the officers subject to the escrow agreement has initiated litigation against the Company seeking the release of the escrowed shares or other compensation. If the escrowed shares are released, future per share earnings (loss) would be reduced.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, cash on hand and on deposit are considered to be cash and cash equivalents.

RECLASSIFICATIONS

Certain items for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes accounting standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for periods ending after December 15, 1997, including interim periods.

Early application of SFAS No. 128 is not permitted, however, upon adoption, all prior periods must be restated. Based on the standards to be adopted, basic earnings (loss) per share would be $(1.30), $0.08, and $0.19 for the years ended March 31, 1997, 1996, and 1995, respectively, and diluted earnings per share would be $(1.30), $0.07, and $0.19, respectively.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements for periods ending after December 15, 1997, and will not materially change the disclosures currently included in the Company's financial statements.


3.  MERGERS AND ACQUISITIONS:

The Company has completed several acquisitions of customer bases of other long distance companies, and business combinations with other long distance companies. The following is a discussion of those transactions which have been material.

CUSTOMER BASE ACQUISITIONS

The Company has completed a series of acquisitions of segments of other long distance providers' customer bases. Such acquisitions have been accomplished through the purchase of the customer base and related accounts receivable for cash, shares of the Company's common stock, issuance of notes payable and forgiveness of accounts receivable or a combination thereof. All acquisitions have been accounted for as purchases.

The table below sets forth information concerning significant customer base acquisitions by the Company:

                                                Purchase Price
                                            ----------------------              Assets Acquired
                                             Cash and     Value of    -----------------------------------
                              Acquisition     Notes        Shares      Accounts    Customer      Other
Acquired Entity                  Date        Payable       Issued     Receivable     Base     Intangibles
----------------------        -----------   ----------    --------    ----------   --------   -----------
Quantum
 Communications, Inc.
 (Quantum)                      Jan-96      $  814,000    $590,000     $191,000     $827,000     $    -

Network Services, Inc.
 (NSI)                          May-95         758,000      55,000      259,000      368,000          -

Colorado River
 Communications (CRC)           Nov-94       1,742,000     232,000      336,000      692,000      870,000

BUSINESS COMBINATIONS

In May 1996, the Company purchased substantially all of the customer base of Universal Network Services, Inc. ("UniNet"), a provider of long distance telecommunication services, in a transaction accounted for as a purchase. The results of operations of the UniNet customer base acquired are included in the results of operations of the Company from the date of acquisition. Consideration for the purchase included 243,758 shares of the Company's common stock with an assigned value of approximately $1,862,000 and approximately $3,650,000 cash. The Company acquired the outstanding accounts receivable related to the customer base which were valued at approximately $776,000. Intangible assets acquired were allocated to customer base acquisition cost at approximately $2,115,000 and goodwill at approximately $2,772,000. The Company originally amortized customer base acquisition cost over 7.5 years and goodwill over 30 years using the straight-line method based primarily on expected customer attrition rates, estimated net cash flows, and industry practices. Of the 243,758 shares of the Company's common stock issued, 48,752 shares are held in escrow pending resolution of purchase price contingencies. The escrowed shares have not been considered as part of the purchase price.

In October 1995, the Company acquired substantially all of the assets of ValueTel, Inc., ("ValueTel"), a long distance reseller whose customer base was located primarily in Illinois, in a transaction accounted for as a purchase. Results of operations of ValueTel are included in the Company's results of operations for the year ended March 31, 1996 from the date of acquisition. As consideration for the purchase, the Company issued 890,915 shares of its common stock with an assigned value of approximately $5,955,000, assumed liabilities of ValueTel of approximately $696,000 and forgave a ValueTel payable to the Company of approximately $608,000. The Company acquired substantially all of ValueTel's accounts receivable which were valued at approximately $1,610,000. Intangible assets acquired were allocated to customer base at approximately $3,334,000 and goodwill at approximately $2,315,000. The Company originally amortized customer base acquisition costs over 7.5 years and goodwill over 30 years using the straight-line method based primarily on expected customer attrition rates, estimated net cash flows, and industry practices. Of the 890,915 shares of the Company's common stock issued, 16,500 shares are held in escrow pending resolution of purchase price contingencies. The escrowed shares have not been considered as part of the purchase price. The purchase agreement with ValueTel calls for a re-evaluation of customer attrition rates one year from the acquisition date.
As of March 31, 1997, such re-evaluation was in progress. However, management of the Company believes that, as a result of the re-evaluation, the escrowed shares will not be released.

The following unaudited pro forma combined results of operations for the Company assume that the UniNet and ValueTel acquisitions were completed on April 1, 1995.

                                                     1997           1996
                                                 -----------    -----------
Revenues                                         $61,295,000    $56,285,000
Loss applicable to common shareholders            (7,908,000)    (7,039,000)
Loss per share                                         (1.18)         (1.33)


These pro forma amounts represent the historical operating results of the acquired entities combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and common shares issued. These pro forma amounts are not necessarily indicative of operating results which would have occurred if UniNet and ValueTel had been operated by current management during the periods presented.

PROVISION TO REDUCE THE CARRYING VALUE OF CERTAIN ASSETS

During the fiscal quarter ended December 31, 1996, as part of the re-evaluation called for in the ValueTel agreement, the Company determined that the attrition rates for the customer base acquired were greater than originally anticipated. As a result, management determined that it was appropriate to re-evaluate attrition rates of all customer bases acquired prior to the beginning of fiscal year 1997. In March, 1997, management determined that attrition rates related to the customer base acquired in connection with the UniNet acquisition were also greater than expected. Consequently, management, applying the requirements of SFAS 121, determined that future cash flows from the acquired customer bases would be less than that required to realize these assets. Management then reassessed the fair value of these assets by estimating the present value of the future cash flows through updating with historical results the cash flow models utilized to initially allocate the intangibles acquired. As a result, the Company incurred non-cash expense related to the provision to reduce the carrying value of customer base acquisition costs and goodwill to their respective estimated fair values.

The following table details the transactions which resulted in provisions:

                                        Provision
                  Total Unamortized     to Reduce     Balance After Provision
                     Intangibles         Carrying    -------------------------
Acquisition      Prior to Provision       Value      Customer Base    Goodwill
-----------      ------------------     ---------    -------------    --------


CRC                   $1,588,000       $  950,000     $  638,000       $    -
ValueTel               6,018,000        2,800,000      3,218,000            -
Quantum                  834,000          300,000        534,000            -
UniNet                 4,887,000        2,241,000      2,115,000        531,000

Because of the higher than expected attrition rates, the Company analyzed the expected remaining lives of its intangibles in accordance with SFAS 121. Consequently, the Company has established new periods for amortizing its customer base acquisition costs that it believes to be reasonable estimates of the remaining lives of these intangibles. After the Company's reassessment of amortization periods for its customer base acquisition costs, the remaining useful lives assigned by the Company range from 4 to 6 years.

4. INCOME TAXES:

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is provided for that portion of any deferred tax asset, for which it is deemed more likely than not that it will not be realized. A valuation allowance of $1,227,000 has been established related to deferred tax assets resulting from the provision to reduce the carrying value of intangibles due to the uncertainty of realizing the full tax benefit of amortization of such intangible assets for tax purposes over 15 years.

The provision (benefit) for income taxes is composed of the following:

                                    1997          1996        1995
                                 ----------    ---------   ---------
Current provision (benefit)      $  27,000     $  15,000   $ 196,000
Deferred provision (benefit)      (724,000)      208,000      71,000
                                 ----------    ---------   ---------
Total provision (benefit)
   for income taxes              $(697,000)    $ 223,000   $ 267,000
                                 ----------    ---------   ---------
                                 ----------    ---------   ---------

The following is a reconciliation of the actual provisions for income taxes to the expected amounts which are derived by applying the statutory rate to reported pretax income. The expected statutory amount does not consider income (loss) related to Blue Ridge prior to June 17, 1996 because Blue Ridge was a partnership prior to that date.

                                                  1997            1996           1995
                                              ------------      ---------     ----------
Expected statutory provision (benefit)        $(3,190,000)      $ 140,000     $ 392,000
Usage of net operating loss carryforwards            -               -          (75,000)
Effect of officer's life insurance                  3,000           2,000       (10,000)
Effect of revocation of United Wats
  S Corporation Status                               -               -          (26,000)
Reclassification from current taxes payable       (45,000)         69,000          -
Effect of merger expenses                          63,000            -             -
Effect of intangibles amortization
  and provisions                                1,235,000            -             -
Other                                              10,000          12,000       (14,000)
                                              ------------      ---------     ----------
                                               (1,924,000)        223,000       267,000
Valuation allowance on deferred tax asset       1,227,000            -             -
                                              ------------      ---------     ----------
Actual tax provision (benefit)                $  (697,000)      $ 223,000     $ 267,000
                                              ------------      ---------     ----------
                                              ------------      ---------     ----------

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1996:

                                                                    MARCH 31,
                                        --------------------------------------------------------------
                                                   1997                               1996
                                        -----------------------------      ---------------------------
                                           ASSETS         LIABILITIES         ASSETS       LIABILITIES
                                        -----------       -----------      -----------     -----------
Allowance for doubtful accounts         $   516,000       $     -          $   419,000     $    -

Depreciation                                   -             149,000              -          120,000
Amortization                                240,000             -               41,000          -
Effect of sale-leaseback                       -              72,000              -             -
Provision to reduce carrying value of
  certain assets                          1,294,000             -                 -             -
Effect of conversion from cash basis
  for income tax purposes                      -             284,000              -          240,000
Accounts receivable                            -                -                 -          929,000
Prepaid expenses                               -                -                 -           83,000
Accrued liabilities                          19,000             -              628,000          -
Other                                          -               9,000              -           16,000
                                        -----------       -----------      -----------     -----------
                                          2,069,000          514,000         1,088,000      1,388,000
Valuation allowance                      (1,227,000)            -                 -              -
                                        -----------       -----------      -----------     -----------
     Total                              $   842,000       $  514,000       $ 1,088,000     $1,388,000
                                        -----------       -----------      -----------     -----------
                                        -----------       -----------      -----------     -----------

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

In December 1995, the Company renewed its line of credit ("1996 Facility") with a bank with $6,000,000 being available under the 1996 Facility. Borrowings under the 1996 Facility were scheduled to mature on April 30, 1997 and bore interest at 1% above the prime rate (9.25% at March 31, 1996). At March 31, 1996, $2,532,000 was outstanding under the 1996 Facility. The 1996 Facility was secured by certain accounts receivable of the Company and required compliance with certain financial and operating covenants which include minimum leverage and fixed charge coverage ratios. At March 31, 1996, the Company was in compliance with those covenants.

In May 1996, the Company entered into a $14,250,000 credit facility ("1997 Facility") with another bank which includes a revolving credit facility and term loan facility. Borrowings under the 1997 Facility were used to repay and retire the 1996 Facility. Borrowings under the revolving credit portion of the 1997 Facility may not exceed the lesser of $11,000,000 less any reductions the lender may establish against such amount or 85% of eligible receivables. Borrowings under the revolving facility bear interest at the prime rate plus 0.75% (9.0% at March 31, 1997). Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999.

At March 31, 1997, borrowings outstanding under the revolving facility were $40,000. Unused borrowing capacity under the revolving facility at March 31, 1997 was $6,822,000. As part of the 1997 Facility, the Company was also allowed to borrow $3,250,000 under a term loan facility. The term loan is repayable in 36 equal monthly principal installments of $90,278 plus accrued interest. The term loan bears interest at the prime rate plus 3% (11.25% at March 31, 1997). At March 31, 1997, the balance outstanding under the term facility was $2,437,000. Substantially all of the assets of the Company including tangible assets, receivables and general intangibles, the definition of which includes but is not limited to intellectual property, business plans, business records and licenses, are pledged as collateral under the 1997 Facility. The 1997 Facility requires compliance with certain financial and operating covenants which include minimum leverage and fixed charge coverage ratios.
As of March 31, 1997, the Company was not in compliance with certain financial covenants enumerated in the 1997 Facility. Accordingly, the Company received a waiver with respect to certain of such covenants from its lender as of March 31, 1997. As a result of and in connection with the merger transactions consummated in May 1997 (See Note 13), the Company complied with certain of the financial covenants, and has currently negotiated certain amendments to the credit facility to reflect changes in financial position and anticipated changes in business strategies and operating results associated with such transactions. While management, believes that the Company will be able to comply with the renegotiated loan agreement, there can be no assurance that the Company will not require additional waivers in the future or, if such waivers are required, that the lender will grant them.

At March 31, 1997 and 1996, $68,000 and $343,000, respectively, remained outstanding on notes payable primarily to sellers of acquired entities incurred in connection with acquisition of customer bases. Borrowings under these notes payable are unsecured, bear interest at 8% and mature in February 2001.

At March 31, 1996, the Company had other notes payable outstanding to banks with aggregate balances of $109,000. Borrowings under these notes were fully repaid by the Company during the year ended March 31, 1997.

Future maturities of long-term debt are as follows:

               1998           $  1,112,000
               1999              1,101,000
               2000                329,000
               2001                 16,000
                              ------------
                              $  2,558,000
                              ------------
                              ------------

Certain telecommunications equipment is leased under a capital lease agreement expiring May 1998. The following is an analysis of the equipment under capital lease included in property and equipment:

                                              MARCH 31,
                                      --------------------------
                                         1997           1996
                                      -----------    -----------
Communications equipment              $  368,000     $  368,000
Less accumulated depreciation           (171,000)      (110,000)
                                      ----------     ----------
                                      $  197,000     $  258,000
                                      ----------     ----------
                                      ----------     ----------

The following is a schedule by years of the future minimum lease payments under capital lease together with the present value of the minimum lease payments as of March 31, 1997.

1998                                                 $103,000
1999                                                    9,000
                                                     ---------
Total minimum lease payments                          112,000
Amounts representing interest                          (8,000)
                                                     ---------
Present value of net minimum
  lease payments                                      104,000
Less: current portion                                 (96,000)
                                                     ---------
Long-term portion                                    $  8,000
                                                     ---------
                                                     ---------

6.  EMPLOYEE BENEFIT PLANS:

In May 1994, the Company adopted a stock incentive plan (the Plan) under which certain employees are eligible to receive 100 shares of the Company's common stock upon completion of their first anniversary of service. All shares issued under the Plan are held by the Company for a period of three years from the issue date, at which time the employee vests if they are still employed with the Company. In the event the Company is sold, all employees vest immediately. Approximately 15,000, 19,300 and 17,600 shares of common stock had been awarded under the Plan at March 31, 1997, 1996 and 1995, respectively. Compensation expense of $31,000, $51,000 and $42,000 was recognized in the years ended March 31, 1997, 1996 and 1995, respectively, related to the Plan.

In March 1996, the Company adopted a Defined Contribution Retirement Plan for all eligible employees which qualifies under the provisions of Section 401(k) of the Internal Revenue Code and was retroactively effective to January 1, 1996. Employees are allowed to make tax deferred contributions ranging from 1% to 15% of their eligible compensation. The Company matches 50% of the first 6% of each employee's contribution and is eligible to make additional discretionary contributions. The Company recognized expense for contributions of $30,000 during the fiscal year ended March 31, 1997.

United Wats operates a Defined Contribution Retirement Plan which qualified under the provisions of Section 401(k) of the Internal Revenue Code. Employees are allowed to make tax deferred contributions ranging from 1% to 15% of their eligible compensation. United Wats matches 25% of the first 6% of each employee's contribution and is eligible to make additional discretionary contributions. Total profit sharing expense was $13,000 and $8,000 for the years ended March 31, 1997 and 1996, respectively.

7.  STOCK WARRANTS:

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

The Company accounts for warrants issued under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per common share would have been reduced to the following pro forma amounts:

                                                    YEAR ENDED MARCH 31,
                                                 --------------------------
                                                      1997           1996
                                                 ------------     ---------
Net income (loss):              As Reported      $ (7,854,000)  $   374,000
                                Pro Forma          (8,052,000)   (2,056,000)
Primary and fully diluted
 earnings (loss) per share:     As Reported             (1.30)         0.07
                                Pro Forma               (1.40)        (0.42)

Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's stock warrants granted at March 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                         1997                     1996
                               ----------------------    --------------------
                                             Weighted                 Weighted
                                              Average                 Average
                                             Exercise                 Exercise
                                 Shares        Price      Shares       Price
                               ---------     --------    --------     --------
Outstanding, beginning of
 year                          1,202,002      $ 8.15      120,000      $7.50
  Granted                         90,000       10.15    1,092,002       8.22
  Exercised                          -            -           -           -
  Forfeited                     (230,000)       9.00      (10,000)      7.78
  Expired                            -            -           -           -
                               ---------      ------    ---------      -----
Outstanding, end of year       1,062,002      $ 8.14    1,202,002      $8.15
                               ---------      ------    ---------      -----
                               ---------      ------    ---------      -----
Exercisable, end of year         895,334      $ 8.21    1,002,000      $8.23
                               ---------      ------    ---------      -----
                               ---------      ------    ---------      -----
Weighted average fair value
 of options granted            $    4.22                $    4.41
                               ---------                ---------
                               ---------                ---------

The options outstanding at March 31, 1997 have exercise prices ranging from $7.50 to $10.4375 with a remaining weighted average contractual life of 6.73 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted during the years ended March 31, 1997 and 1996:

                                      Weighted Average Assumptions
                                      ----------------------------
                                          1997            1996
                                          ----            ----
       Risk free interest rate            5.9%            5.5%
       Expected life (years)              3.1             5.6
       Expected volatility               47.8%           40.3%
       Expected dividends                  -               -

8.  COMMITMENTS:

At March 31, 1997, the Company was committed under noncancellable, noncapitalizable agreements for fixed cost transmission facilities that require minimum payments of approximately $19,100,000 in 1998, $9,450,000 in 1999, $8,100,000 in 2000 and $3,375,000 in 2001.

The Company leases office facilities and certain equipment under noncancellable operating leases having initial or remaining terms of more than one year. Rent expense related to these leases was approximately $576,000, $375,000, and $81,000 for the years ended March 31, 1997, 1996 and

1995, respectively. Approximate minimum lease payments under these operating leases are as follows:

             1998                                      $604,000
             1999                                       605,000
             2000                                       522,000
             2001                                       242,000
             2002                                        30,000

In April 1996, the Company entered into a sale-leaseback transaction whereby the Company sold communications equipment to a financial institution and obtained a lease for the communications equipment. The lease requires annual payments of $165,000 and expires in March 2000. No gain or loss was recognized upon consummation of the sale-leaseback transaction. The lease is accounted for as an operating lease.

Certain of the Company's facility leases include renewal options and all leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

9.  CONTINGENCIES:

On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecom Act"), which permits, without limitation, the Regional Bell Operating Companies (RBOCs) to provide domestic and international long distance services to customers located outside of the RBOCs home regions; permits a petitioning RBOC to provide domestic and international long distance service to customers within its home regions upon a finding by the Federal Communications Commission (the "FCC") that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; and remove existing barriers to entry into local service markets. Additionally, there are significant changes in the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

On August 8, 1996, the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecom Act (the "FCC Interconnect Order"). In the FCC Interconnect Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILEC"), resale of the ILECs retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal. Appeals challenging, among other things, the validity of the FCC Interconnect Order have been filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. The United States Supreme Court has declined to review the propriety of the stay. The Company cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

On December 24, 1996, the FCC released a Notice of Proposed Rulemaking seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. On May 7, 1997, the FCC announced that it will issue a series of orders that reform Universal Services Subsidy allocations, adopt various reforms to the existing rate structure for interstate access that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. In particular, the FCC adopted changes to its rate structures for Common Line, Local Switching and Local Transport rate elements. The FCC generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis, with such costs being recovered through flat rate charges. Additional charges and details of the FCC's actions are to be addressed when Orders are released within the near future. Access charges are a principal component of the Company's transmission costs. The Company cannot predict whether or not the result of these proceedings will have a material impact upon its financial position or results of operations.

On May 21, 1997, the former Chief Executive Officer ("CEO") of the Company initiated litigation against the Company in an effort to obtain the release of shares subject to the common stock escrow agreement discussed in Note 2, or to be otherwise compensated. Based on the fair market value of freely tradable common shares of the Company, the fair market value of the shares subject to litigation at May 21, 1997 was approximately $2,650,000. The outcome of this litigation, which the Company is vigorously defending, is uncertain. However, if any of the escrowed shares of common stock are released, earnings (loss) per common share would be reduced. The fair value of any shares released from escrow or any cash payment made to the former officer in connection with the litigation would be charged to expense.

The Company is involved in legal proceedings generally incidental to its business. While the results of these various legal matters contain an element of uncertainty, the Company believes that the probable outcome of any of these matters, or all of them combined, should not have a material adverse effect on the Company's consolidated results of operations or financial position.

10.  RELATED PARTY TRANSACTIONS:

The Company held notes receivable and related accrued interest from various employees of $211,000 and $262,000 as of March 31, 1997 and 1996, respectively. These notes, which are unsecured, include non-interest bearing notes and notes bearing interest at a rate of 8%.

The Company is indebted to shareholders under notes payable aggregating $13,000 and $107,000, respectively, at March 31, 1997 and 1996. The note payable outstanding at March 31, 1997 bears interest at 8% and matures October 1997. The notes are secured by communications equipment.

The Company leases office space and a retail facility from shareholders under two operating leases. Annual rentals under the leases totaled $33,000, $37,000, and $36,000, respectively, for the years ended March 31, 1997, 1996 and 1995.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid by the Company during the years ended March 31, 1997, 1996 and 1995 amounted to $471,000, $261,000, and $88,000, respectively. Income taxes paid during the years ended March 31, 1997, 1996 and 1995, were $616,000, $115,000 and $25,000, respectively.

In conjunction with business combinations and customer base acquisitions during the years ended March 31, 1997, 1996 and 1995, assets acquired and non-cash consideration issued were as follows:

                                                        MARCH 31,
                                         ---------------------------------------
                                             1997          1996          1995
                                         -----------   -----------   -----------
Fair value of tangible assets acquired   $   776,000   $ 2,135,000   $  438,000
Excess of cost over tangible
 assets acquired                           4,887,000     7,330,000    1,771,000
Accounts receivable forgiven                   --         (893,000)    (196,000)
Liabilities assumed                            --         (650,000)       --
Notes payable issued                           --         (532,000)       --
Common stock issued                       (1,862,000)   (6,289,000)    (232,000)
                                         -----------   -----------   -----------
Cash paid                                $ 3,801,000   $ 1,101,000   $1,781,000
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

For the year ended March 31, 1996, noncash transactions also included debt incurred for purchase of equipment of $29,000 and other noncash transactions of $8,000. For the year ended March 31, 1995, noncash transactions included retirement of treasury stock of $147,000, capital lease obligations incurred of $67,000, other noncash transactions of $25,000 and redemption of preferred stock of $191,000.

12.  CONCENTRATIONS AND TELECOMMUNICATIONS INDUSTRY RISKS:

Four of the Company's switchless customers accounted for approximately 13% of revenues in 1996 and approximately 13% of gross accounts receivable at March 31, 1996. The Company's five largest switchless customers accounted for approximately 10% of revenues and approximately 9% of gross accounts receivable at March 31, 1997. The decrease in concentration of switchless customers results from the Company's de-emphasis of its switchless reseller division. The Company performs initial and ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Customers may be asked to provide personal guarantees and/or security deposits. If the financial condition and operations of these switchless customers deteriorate below critical levels, the Company's operating results could be adversely affected.

The Company faces intense competition in providing long distance telecommunications service. Domestically, the Company competes for services with AT&T, MCI, Sprint and WorldCom, the local exchange carriers ("LECs") and other national and regional interexchange carriers ("IXCs"), where permissible. Certain of these companies have substantially greater market share and financial resources than the Company, and some of them are the source of communications capacity used by the Company to provide its own services.

The Company's long distance telephone business is dependent upon lease or resale arrangements with fiber-optic and digital microwave carriers for the transmission of calls. The future profitability of the Company is based upon its ability to transmit long distance telephone calls over transmission facilities leased from others on a cost-effective basis. The Company is currently dependent on three primary carriers, Frontier Communications Services, Inc., WorldCom Network Services, Inc. and Sprint. The Company utilizes other fiber optic carriers to a lesser extent to supplement communication transport services, however, there can be no assurance that in the future the Company will continue to have access, on an ongoing basis, to transmission facilities at favorable rates.

The telecommunications industry is subject to rapid and significant changes in technology. While the Company does not believe that, for the foreseeable future, these changes will either materially and adversely affect the continued use of fiber optic cable or materially hinder its ability to acquire necessary technologies, the effect of technological changes, including changes relating to emerging wireline and wireless transmission and switching technologies, on the businesses of the Company cannot be predicted.

13.  SUBSEQUENT EVENTS:

In May 1997, the Company acquired Eastern Telecom International Corporation ("Eastern"), a provider of long distance telecommunications services, in a transaction to be accounted for as a purchase. The acquisition was consummated with the issuance of 3,633,272 shares of the Company's common stock and cash of $1,500,000. Of the 3,633,272 shares issued, 63,492 shares are held in escrow pending resolution of purchase price contingencies. At March 31, 1997, Eastern had total assets of $7,352,000 and shareholder's equity of $1,083,000. For the eleven month period ended March 31, 1997, Eastern had revenues of $20,429,000 and net income of $383,000.

In May 1997, the Company acquired National Teleservice, Inc. ("National"), a provider of long distance telecommunications services, in a transaction to be accounted for as a pooling-of-interests. In exchange for all of the outstanding common stock of National, the Company issued 3,274,188 shares of its common stock, of which 155,524 shares are held in escrow pending resolution of purchase price contingencies. As the merger will be accounted for under the pooling-of-interests method, the historical financial data of the Company will be restated to include National data. The following unaudited pro forma data summarizes the combined results of operations of the Company and National as though the merger had occurred at the beginning of the year ended March 31, 1995:

                          YEAR ENDED MARCH 31, (UNAUDITED)
                       --------------------------------------
                           1997          1996          1995
                       -----------   -----------   -----------
Revenues               $86,000,000   $67,580,000   $48,315,000
Net income              (6,674,000)      965,000     1,630,000
Earnings per share           (0.73)         0.12          0.21

Subsequent to the acquisitions discussed above, four principals of Eastern and National were elected to be members of the Board of Directors. In addition, a new Chairman of the Board of Directors and CEO, Chief Financial Officer and Treasurer, and Secretary were elected. The newly elected Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer formerly served in similar capacities for Eastern. The newly elected Secretary formerly served as President and Chief Executive Officer of National.