Form 10-K/A
period 1997-03-31
NETWORK LONG DISTANCE INC
filed 1997-07-29
CIK 830488

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A

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

                          11817 Canon Blvd., Suite 600
                          Newport News, Virginia 23606
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

This Form 10-K/A consists of 8 pages.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                                                                             Tenure as Officer
            Name                 Age       Position                                          of Director
     -----------------        ---------    ----------------                             ---------------------------


John D. Crawford                 43      Chairman, Chief Executive Officer and               From May 7, 1997
                                         Director                                            to date

Timothy A. Barton                31      President and Director                              Director From November 15, 1996
                                                                                             to date
                                                                                             President From January 7, 1997
                                                                                             to date

Thomas G. Keefe                  47      Chief Financial Officer, Treasurer and              From May 7, 1997
                                         Director                                            to date

John V. Leaf                     48      Secretary and Director                              From May 19, 1997
                                                                                             to date

Rusty Page                       54      Director                                            From October 26, 1995
                                                                                             to date

Leon Nowalsky                    35      Director                                            From May 24, 1995
                                                                                             to date

Albert A. Woodward               56      Director                                            From May 19, 1997
                                                                                             to date

Tim Sledz                        28      Director                                            From October 31, 1995
                                                                                             to date

Michael M. Ross                  40      Director                                            From December 19, 1990
                                                                                             to date


JOHN D. CRAWFORD
     DIRECTOR, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Crawford was appointed Chief Executive Officer and Chairman of the Board of Network Long Distance in May, 1997 after the company he founded, Eastern Telecom International, was acquired by Network. He brings to Network the experience and knowledge of more than two decades of entrepreneurship. Mr. Crawford started Eastern in 1987 as a small pay phone company with fewer than 10 phones. Within two years, Eastern had grown to the largest independent pay phone concern in southeast Virginia. To further expand the enterprise, Mr. Crawford began supplying long distance operator services to hotels nationwide in 1989. In 1993, he introduced 1+ long distance services primarily to businesses, acquired switching facilities and sold the maturing pay phone business in 1994. He rapidly developed and brought to market a broad array of telecommunications products, including paging, private line and internet services. Under Mr. Crawford's leadership, Eastern's revenue doubled every year since its inception, and by the time of its acquisition was generating an annual revenue run rate of over $26 million.

TIMOTHY A. BARTON
     DIRECTOR AND PRESIDENT

Mr. Barton was named President of Network Long Distance in January, 1997. He became responsible for the Company's mergers and acquisitions program and quickly completed two sizable mergers, Eastern Telecom International and National Teleservice, Inc. In addition to M & A, he is also responsible for legal and regulatory matters, business development, and general administrative functions. Previously he was president and CEO of United Wats, Inc. (UWI), a nationwide long distance reseller based in Kansas City, Missouri. Under Mr. Barton's leadership, UWI grew from under $500,000 in revenues in 1992 to more than $20,000,000 in annualized revenues when it was merged into Network in November 1996. Mr. Barton holds a bachelors degree from the University of Kansas and a masters degree from Louisiana State University.

JOHN V. LEAF
     DIRECTOR AND SECRETARY

Mr. Leaf was one of the founders of National Teleservice, Inc. ("NTI") and has serviced as President and Chief Executive Officer of NTI since its inception in 1984. A graduate of Marquette University, Mr. Leaf's background is primarily in sales, marketing and operations, with a focus on operational performance.

THOMAS G. KEEFE
     DIRECTOR, CHIEF FINANCIAL OFFICER AND TREASURER

Mr. Keefe served as chief financial officer and treasurer of Eastern Telecom from 1993 until its acquisition by Network in May, 1997, when he assumed his current positions. At Eastern, Mr. Keefe managed the financial, accounting and administrative activities of the firm, responsible for obtaining the necessary capital and contracts to transform the company from a $5 million pay phone operator in 1993 to a $26 million full service telecom provider in 1997. From 1989 through 1993, Mr. Keefe was Comptroller for Great Atlantic Management Company, where he controlled $110 million in rental income from real estate properties throughout the Southeast. For fourteen years prior to that, Mr. Keefe held increasingly responsible positions at Newport News Shipbuilding, a division of Tenneco, Inc. These duties included Manager of Government Accounting, where he was responsible for federal cost accounting standards for a $6 billion defense backlog, and Controller and Treasurer for the company's industrial products subsidiary. At Network, he currently has responsibility for financial accounting, SEC reporting and human resource activities. Mr. Keefe holds a BA degree in Business Administration from Washington and Lee University and an MBA from William and Mary. He is a certified public accountant.

ALBERT A. WOODWARD
   DIRECTOR

Mr. Woodward was appointed Director in June 1997. He has been a senior partner in the law firm of Maun & Simon PLC, a Minneapolis-based law firm since 1974 where he practices primarily in the areas of corporate finance and mergers and acquisitions. Mr. Woodward received a Bachelor of Arts Degree from St. John's University and a Juris doctorate from the University of Minnesota.

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

MICHAEL M. ROSS
       FOUNDER, DIRECTOR, FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Ross founded the Company along with Mr. Becker in 1979, and has served as a Director and Officer of Network and its predecessor company, M.M. Ross, Inc. Mr. Ross has been active in every facet of the telecommunications industry on an industry-wide level. Mr. Ross is a former Director of Telecom Management, Inc. (1984 to 1985) and Direct Communications, Inc., (1985 to 1990) both of which were merged into Network. He was a charter member in the Telecommunications Resellers Association ("TRA"). He is a graduate of Louisiana State University in Baton Rouge.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Common Stock, to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and persons owning beneficially greater than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all such reports.

Based solely on its review of the copies of such reports received by the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the fiscal year ended March 31, 1997.

ITEM. 11  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the fiscal years 1995, 1996 and 1997 to the chief executive officers and those of its executive officers whose salaries and other compensation during 1997 exceeded $100,000.


                                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Long Term Compensation
                                                                               ----------------------------------------------------
                                  Annual Compensation
                                                                                    Awards               Pay-
                                                                                                         outs
-----------------------------------------------------------------------------------------------------------------------------------
         (a)            (b)           (c)          (d)          (e)            (f)             (g)      (h)       (i)

                                                                Other                                                All
         Name                                                   Annual          Restricted               LTIP        Other
         and                                                    Compen-         Stock          Options/  Pay-        Compen-
       Principal                      Salary        Bonus       sation          Awards         SARs      outs        sation
       Position        Year(1)        ($)           ($)         ($)(2)         ($)             (#)       ($)        ($)(3)
-----------------------------------------------------------------------------------------------------------------------------------
      Michael M.       1997          $104,035        $0             0           N/A             0         N/A        $5867
      Ross             1996           $99,386        $0           $221          N/A             0         N/A       $9,155
      Former           1995           $94,846        $0        $ 2,316          N/A             0         N/A       $8,822
      President
      & CEO

      Marc I. Becker   1997          $104,035        $0             0           N/A             0         N/A        $5867
      Former           1996          $103,073        $0          $221           N/A             0         N/A       $5,455
      Executive        1995           $99,022        $0          $884           N/A             0         N/A       $5,449
      Vice President
      & COO
===================================================================================================================================

(1)    Periods presented are for the years ended March 31.

(2) Represents a $500 monthly allowance less health insurance. For fiscal year 1996, the monthly allowance was terminated July 1, 1995.

(3) Represents employer contributions for insurance, disability and a car allowance.

COMPENSATION OF DIRECTORS

Two (2) non-employee  Directors of the Company, Mr. Russell J. Page and Mr. Leon
L. Nowalsky have been authorized Warrants under Directorship Agreements, as described below. All Directors receive expenses to attend board meetings and expenses related to board duties assigned.

On April 29, 1995, Mr. Leon L. Nowalsky, in consideration for accepting a directorship, was authorized to receive warrants to purchase 225,000 shares of the Company's Common Stock for a ten (10) year period for $7.75 per share.
On October 1, 1995, Mr. Russell J. Page, in consideration for accepting a directorship, was authorized to receive warrants to purchase 225,000 shares of the Company's Common Stock for a ten (10) year period for $9.13 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's compensation committee for the fiscal year ended March 31, 1997 consisted of Mr. Page, Mr. Nowalski and Mr. Becker. Mr. Page and Mr. Nowalski are not officers or employees of the Company. Mr. Becker was an Executive
Vice President and the Chief Operating Officer of the Company, but is no longer with the Company as an officer, employee or director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OF MANAGEMENT

The following table presents information with respect to shares of the Company's Common Stock beneficially owned by (i) the Company's Directors and executive officers named in the summary compensation table, (ii) all Directors and Officers of the Company as a group, and (iii) all other persons known by management to own beneficially 5 percent (5%) or more of the Company's Common Stock as of June 25, 1997. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                      Amount and                                 Percent of
Name and Address                                                 Nature of Beneficial                            Class Owned
of Beneficial Owner                                                    Ownership                                Beneficially
-----------------------------------------------------------------------------------------------------------------------------------

John D. Crawford (1)                                                   3,065,768                                     23.028%
2425 Manion Drive
Williamsburg, VA 23185

Timothy A. Barton                                                        455,556                                      3.422%
5319 W. 101st Terrace
Overland Park, KS 66207

Thomas G. Keefe (2)                                                      104,524                                           *
102 Lake Herrin Court
Yorktown, VA 23693

John V. Leaf (3)                                                       1,555,239                                     11.682%
Leaf Family Partners Ltd.
2300 Main Street, Suite 1100
Kansas City, MO 64106

Rusty Page (4)                                                           225,000                                      1.690%
822 Queens Road
Charlotte, NC 28207

Albert A. Woodward                                                             0                                           *
2000 Midwest Plaza Bldg. W, 801 Nicollet Mall
Minneapolis, MN 55402

Tim Sledz (5)                                                            485,333                                      3.646%
1861 Paddington Avenue
Naperville, IL 60563

Leon Nowalsky (6)                                                        265,000                                      1.991%
826 Barracks Street
New Orleans, LA 70116

Michael M. Ross                                                          601,691                                      4.520%
13929 Woodland Ridge
Baton Rouge, LA 70816

O. A. Friend TTEE 1993 Friend FA TR                                    1,555,239                                     11.682%
2300 Main Street, Suite 1100
Kansas City, MO 64106




All Directors and Officers                                             8,768,906                                     66.968%
as a Group ( 10 Persons)
  *Less than 1%


(1) Includes 55,319 shares of the Company's Common Stock held in escrow related to the Eastern Telecom Int'l merger.
(2) Includes 1,887 shares of the Company's Common Stock held in escrow related to the Eastern Telecom Int'l merger.
(3) Mr. Leaf is an indirect beneficial owner of 1,555,239 shares of Common Stock owned by Leaf Family Partners Ltd. by virtue of Mr.
           Leaf being an Officer and Director of National Teleservice, Inc.
(4) Represents options to purchase shares of the Company's Common Stock, exercisable within the next 60 days.
(5)        Includes 370,233 shares of the Company's Common Stock owned by
           Value Tel, Inc. of which  Mr. Sledz is an officer and director.
(6) Includes options to purchase 225,000 shares of the Company's Common Stock, exercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT

On March 7, 1994, Michael M. Ross and Marc I. Becker each placed 626,691 shares in escrow, subject to release upon certain objective performance levels or upon certain merger. In order for the shares to be released, the Company's net income per share on a fully diluted basis, as defined in the agreement, must have been as follows:

Fiscal                                                 Net Income Per Share                                   Amount of Shares to
Year-End                                                  (Fully-Diluted)                                          be Released
-----------------------------------------------------------------------------------------------------------------------------------


March 31, 1995                                              $.375 per share                                        208,897 shares
March 31, 1996                                              $0.60 per share                                        208,897 shares
March 31, 1997                                              $1.00 per share                                        208,897 shares

None of the above net income per share levels were achieved and no applicable merger transactions occurred. Mr. Becker's shares have been returned to the Company from the escrow with his agreement. Mr. Ross has instituted litigation against the Company claiming that his shares should be released to him and not to the Company. The Company disputes Mr. Ross's claim.

The staff of the Securities and Exchange Commission may view the placement of shares in escrow similar to a recapitalization by management. The agreement to release shares upon the achievement of certain objective criteria is presumed to be a separate compensatory arrangement between the Company and management. The effect is that the fair value of the shares released from escrow is charged to income in that period. Accordingly the Company's profitability could be significantly effected in any period the shares held in escrow are released.

Mr. Leon L. Nowalsky, a Director of the Company, is a partner of Nowalsky & Bronston, LLP. The law firm performed legal services for the Company during the last fiscal year and was paid approximately $129,773.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NETWORK LONG DISTANCE, INC.


Dated: June 25, 1997                By:/s/ Thomas G. Keefe
                                    -------------------
                                    Thomas G. Keefe
                                    Chief Financial Officer