Form 10-Q
period 1997-06-30
NETWORK LONG DISTANCE INC
filed 1997-08-14
CIK 830488

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ___________

                           Commission file number: 0-23172


                               NETWORK LONG DISTANCE, INC.
                (Exact name of Registrant as specified in its charter)


                  Delaware                                    72-1122018
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


                            11817 Canon Blvd., Suite 600
                            Newport News, Virginia  23606
                 (Address of principal executive offices)  (Zip code)


                                       757-873-1040
                 (Registrant's telephone number including area code)

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

There were 13,157,500 shares of the Registrant's $.0001 par value common stock outstanding as of June 30, 1997.

                             NETWORK LONG DISTANCE, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                        June 30,     March 31,
                                                          1997          1997
                                                      -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                           $   850,488   $ 1,962,216
  Marketable securities                                   118,144       788,124
  Accounts receivable, net of allowance for doubtful
    accounts of $3,682,000 and $2,377,000 at
    June 30, 1997 and March 31, 1997 respectively      15,676,336    11,714,585
  Other receivables                                       482,724       360,965
  Deferred income tax asset                               541,599       157,406
  Other current assets                                  1,533,178     1,042,792
                                                      -----------   -----------
      Total current assets                             19,202,469    16,026,088

Property and equipment
  Land                                                     75,000        75,000
  Building and improvements                               598,569       562,620
  Telecommunications equipment                          5,782,880     4,127,388
  Furniture and fixtures                                2,632,445     1,782,252
                                                      -----------   -----------
                                                        9,088,894     6,547,260
  Less accumulated depreciation                         4,051,878     3,704,812
                                                      -----------   -----------
                                                        5,037,016     2,842,448

Customer acquisition costs, net                         9,062,123     5,645,730
Goodwill, net                                          21,266,481       450,020
Other intangibles, net                                    193,604       264,221
Other assets                                            1,166,569     1,134,002
                                                      -----------   -----------
  Total assets                                        $55,928,262   $26,362,509
                                                      -----------   -----------
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    $ 2,223,933   $   507,945
  Accrued transmission cost                             7,332,524     7,535,055
  Accrued merger and other related charges              1,049,953        24,450
  Other accrued liabilities                             3,039,830     2,786,043
  Customer deposits                                       140,532       128,960
  Current maturities of long term debt and capital
    lease obligations                                   1,580,332     1,244,006
                                                      -----------   -----------
      Total current liabilities                        15,367,104    12,226,459

Deferred income tax liability                             784,004       280,866

Long-term debt and capital lease obligation             6,687,745     2,053,317

Stockholders' equity
  Common Stock - $.0001 par value; 20,000,000 shares
    authorized; 13,157,500 and 9,837,572 outstanding
    at June 30, 1997 and March 31, 1997, respectively       1,316           984
  Additional paid-in capital                           38,758,327    14,847,728
  Retained earnings                                    (5,582,104)   (2,942,914)
  Treasury stock                                          (92,290)      (92,290)
  Unrealized holding gain (loss) on marketable
    securities                                              4,160       (11,641)
                                                      -----------   -----------
      Total stockholders' equity                       33,089,409    11,801,867
                                                      -----------   -----------

      Total liabilities and stockholders' equity      $55,928,262   $26,362,509
                                                      -----------   -----------
                                                      -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                          NETWORK LONG DISTANCE, INC

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        For the three months ended June 30,
                                                        -----------------------------------
                                                            1997                   1996
                                                        -----------             -----------
Revenues (including excise taxes of $1,372,000
  and $1,060,000 for the three months ended
  June 30, 1997 and 1996 respectively)                  $24,987,890             $21,093,077

Operating expenses:
  Transmission costs                                     15,913,839              14,153,755
  Selling, general and administrative                     6,790,562               5,527,508
  Depreciation and amortization                             927,259                 505,966
  Provision for losses on accounts receivable               646,112                 354,810
  Merger expenses and other related charges               2,225,067                 100,000
  Stock compensation related to merger                    1,100,000                    -
                                                        -----------             -----------

      Total operating expenses                           27,602,839              20,642,039

Operating income (loss)                                  (2,614,949)                451,038
Interest (income) expense, net                              231,848                  82,941
Other (income) expense                                      (19,605)                   (152)
                                                        -----------             -----------

Income (loss) before income taxes                        (2,827,192)                368,249
Provision (benefit) for income taxes                       (188,000)                143,690
                                                        -----------             -----------

Net income (loss) applicable to common shareholders      (2,639,192)                224,559

Pro forma adjustment:

  Income tax provision                                        -                       4,700
                                                        -----------             -----------

Pro forma net income applicable to common shareholders  $(2,639,192)            $   219,859
                                                        -----------             -----------
                                                        -----------             -----------

Net income (loss) per share                             $     (0.23)            $      0.03
                                                        -----------             -----------
                                                        -----------             -----------

Pro forma net income (loss) per share                   $     (0.23)            $      0.03
                                                        -----------             -----------
                                                        -----------             -----------


      The accompanying notes are an integral part of these financial statements.

                         NETWORK LONG DISTANCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                              For the three months ended June 30,
                                                              -----------------------------------
                                                                  1997                   1996
                                                              ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (2,639,192)           $  224,559
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
   Depreciation                                                    347,115               232,434
   Amortization                                                    580,144               273,532
   Provision of losses on accounts receivable                      646,112               354,810
   Provision for deferred income taxes                                -                  364,854
   Provision (benefit) for employee stock incentive plan           (13,500)               12,688
   Compensation expense related to exercise of stock options     1,100,000                  -
   (Gain) loss on sale of assets                                   (13,560)                 -
   Changes in assets and liabilities, net of effect
     of business combinations:
    (Increase) decrease in accounts receivable                    (556,926)              222,436
    Decrease in other receivables                                   81,649                68,997
    Increase in other assets                                      (295,534)             (570,875)
    Increase in accrued merger costs                             1,025,503                15,000
    Increase (decrease) in accrued transmission costs           (2,364,517)            1,012,970
    Decrease in accounts payable                                  (206,611)           (1,084,609)
    Increase (decrease) in accrued liabilities                  (1,365,657)              292,231
                                                              ------------            ----------
  Net cash provided by (used in) operating activities           (3,674,974)            1,419,027
                                                              ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (164,102)             (325,406)
  Sale of short term investments, net                              669,980                  -
  Acquisitions and related costs                                (2,054,736)           (3,713,029)
  Decrease in other intangible assets                               53,264                35,648
  Proceeds from the sale of equipment                                 -                  764,363
                                                              ------------            ----------
  Net cash used in investing activities                         (1,495,594)           (3,238,424)
                                                              ------------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit               4,167,040              (971,170)
  Principal payments on debt                                      (279,072)             (341,259)
  Proceeds from issuance of debt                                      -                3,250,000
  Decrease in capital lease obligation                             (77,440)              (25,968)
  Common stock issued pursuant to employee stock plan               98,312                  -
  Equity issued pursuant to conversion of stock options            150,000                  -
                                                              ------------            ----------
  Net cash provided by financing activities                      4,058,840             1,911,603
                                                              ------------            ----------

  Net increase (decrease) in cash and cash equivalents          (1,111,728)               92,206

  Effect in change in fiscal year-end                                 -                  541,589

Cash and cash equivalents at beginning of period                 1,962,216             1,460,232
                                                              ------------            ----------

Cash and cash equivalents at end of period                    $    850,488           $ 2,094,027
                                                              ------------            ----------
                                                              ------------            ----------


   The accompanying notes are an integral part of these financial statements.

                             NETWORK LONG DISTANCE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGERS

In May 1997, Network Long Distance, Inc. (the "Company") acquired Eastern Telecom International Corporation ("ETI"), a provider of long distance telecommunication services, in a transaction accounted for as a purchase. The merger was consummated with the issuance of 3,633,272 shares of the Company's common stock and cash payments of $2,055,000. The transaction resulted in an intangible asset of approximately $24,795,000 of which $3,815,000 and $20,980,000 have been allocated to customer base and goodwill, respectively.
The Company is amortizing the customer base and goodwill over estimated useful lives of 6 and 20 years, respectively. The following represents the pro forma results of operations of the Company and ETI for the three months ended June 30, 1997 and 1996, as if the acquisition had occurred as of the earliest date presented.

                                       For the three months ended June 30,
                                          1997                    1996
                                       -----------             -----------
         Revenues                      $27,585,036             $25,697,075

         Net (loss) income              (3,897,579)                296,728

         Net (loss) income per share   $     (0.30)            $      0.03

In connection with the merger with ETI, assets acquired and non-cash consideration issued were as follows:

    Fair value of tangible assets acquired                 $  7,224,024
    Excess of cost over tangible assets acquired             24,794,610
    Liabilities assumed                                      (7,401,279)
    Common stock issued                                     (22,562,619)
                                                           -------------
    Cash paid                                              $  2,054,736
                                                           -------------
                                                           -------------

The cash paid in connection with acquisition of ETI was obtained primarily from borrowings under the Company's credit facility.

In May 1997, the Company merged with National Teleservice, Inc. ("NTI"), a provider of long distance telecommunication services, in a transaction accounted for as a pooling-of-interests. Accordingly, the financial statements of the Company for periods prior to the merger have been restated to include the results of NTI for all periods presented. In exchange for all of the outstanding common stock of NTI, the Company issued 3,274,188 shares of its common stock, of which 155,524 shares are held in escrow pending resolution of purchase price contingencies. Separate and combined results of operations are as follows.

                                       For the three months ended June 30,
                                           1997                   1996
                                       ------------           ------------
         Revenues:
            Network                    $ 17,868,877           $ 14,697,482
            NTI                           7,119,013              6,395,595
                                       ------------           ------------
               Combined                $ 24,987,890           $ 21,093,077
                                       ------------           ------------
                                       ------------           ------------
         Net income (loss):
            Network                    $ (1,702,280)          $     65,605
            NTI                            (936,892)               158,954
                                       ------------           ------------
               Combined                $ (2,639,172)          $    224,559
                                       ------------           ------------
                                       ------------           ------------

NOTE 2 - MERGER EXPENSES AND OTHER RELATED CHARGES

The Company incurred merger expenses and other related charges of $2,225,000 during the quarter ended June 30, 1997. This amount consisted of $505,000 related to severance payments to former officers and various other employees of the Company, $330,000 related to integration, relocation and facilities related charges, $350,000 related to certain legal and regulatory matters and contingencies, $1,040,000 related to financial advisory, legal, accounting and other professional services fees incurred in connection with consummating the NTI merger. Additionally, the Company incurred $1,100,000 in non-cash compensation expense incurred in connection with the exercise of stock options related to the NTI merger.

NOTE 3 - BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain reclassifications have been made to the balance sheet dated March 31, 1997 in order to conform to the balance sheet presentation at June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual report of the Company
on Form 10-K for the year ended March 31, 1997.   The results for the three
months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share was calculated based on the following number of common and common equivalent shares outstanding: 11,486,670 and 7,123,762 for three months ended June 30, 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes accounting standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for periods ending after December 15, 1997, including interim periods.

Early application of SFAS No. 128 is not permitted, however, upon adoption, all prior periods must be restated. Based on the standards to be adopted, basic earnings (loss) per share would be $(0.23) and $0.03 for the quarters ended June 30, 1997 and 1996, respectively, and diluted earnings per share would be $(0.23) and $0.03, respectively.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three months ended June 30, 1997 and 1996, interest paid amounted to $246,507 and $117,565, respectively. Income taxes paid by the Company during the three months ended June 30, 1997 and 1996, was $313,596 and $169,816, respectively.

During the quarter ended June 30, 1997, the Company incurred $1,100,000 in non-cash compensation charges related to options exercised in connection with the NTI merger.

NOTE 6 - CONTINGENCIES

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

On May 21, 1997, the former Chief Executive Officer of the Company initiated litigation against the Company in an effort to obtain the release of shares subject to a common stock escrow agreement, or to be otherwise compensated. Based on the fair market value of freely tradable common shares of the Company, the fair market value of the shares subject to litigation at June 30, 1997 was approximately $2,938,000. The outcome of this litigation, which the Company is vigorously defending, is uncertain. However, if any of the escrowed shares of common stock are released, earnings (loss) per common share would be reduced. The fair value of any shares released from escrow or any cash payment made to the former officer in connection with the litigation would be charged to expense.

The Company is involved in legal proceedings generally incidental to its business. While the results of these various legal matters contain an element of uncertainty, the Company believes that the probable outcome of any of these matters, or all of them combined, should not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended June 30, 1997 and 1996, after giving effect to merger with NTI, which was accounted for as a pooling-of-interests. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation, which are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, the timing and technique used in marketing by third-party distributors and the market acceptance of certain services.

Results of Operations

For the quarter ended June 30, 1997, revenues, inclusive of excise taxes were $24,987,890, compared to $21,093,077 for the quarter ended June 30, 1996, an increase of 18.5%. Approximately 95.3% of the increase was associated with the acquisition of ETI which was closed on May 7, 1997. The remainder is attributed to the on-going internal sales and marketing programs of the Company. Transmission costs for the quarter ended June 30, 1997 were $15,913,839 or 63.7% of revenues. This compared to $14,153,755 or 67.1% of revenues for the quarter ended June 30, 1996. The reduction in transmission costs as a percent of revenues is a result of the ETI and NTI mergers. Combined transmission costs for ETI and NTI as a percent of combined revenues for ETI and NTI were 57.8% for the quarter ended June 30, 1997. Combined revenues for ETI and NTI represented 43.3% of total revenues for the Company during the quarter ended June 30, 1997. The Company expects to achieve additional reductions in transmission costs as it is in the process of consolidating its various underlying carrier agreements and migrating switchless traffic to its own network.

Selling, general and administrative expenses (S,G&A) for the quarter ended June 30, 1997 were $6,790,562 or 27.2% of revenues, compared to $5,527,508 or
26.2% of revenues for the quarter ended June 30, 1996. The increase in SG&A is primarily associated with increases in personnel costs, commissions, and professional fees associated with the Company's continued growth.

Depreciation and amortization for the quarter ended June 30, 1997 was $927,259 or 3.7% of revenues, compared to $505,966 or 2.4% of revenues for the quarter ended June 30, 1996. The increase is related to the increase in overall property, plant, and equipment associated with the acquisition of ETI and the amortization of intangibles related to ETI and previously acquired customer bases.

Provision for losses on accounts receivable for the quarter ended June 30, 1997 was $646,112 or 2.6% of revenues, compared to $354,810 or 1.7% of revenues for the quarter ended June 30, 1996. The increase in the provision for losses on accounts receivable is primarily associated with the acquisition of ETI and the application of the Company's policies to the ETI customer base.

Merger expenses and other related charges for the quarter ended June 30, 1997 were $2,225,067 or 8.9% of revenues, compared to $100,000, which represents a negligible portion of revenues for the quarter ended June 30, 1996. For the quarter ended June 30, 1997, these charges consisted of $505,000 related to severance payments to former officers and various other employees of the Company, $330,000 related to integration, relocation and facilities related charges, $350,000 related to certain legal and regulatory matters and contingencies, $1,040,000 related to financial advisory, legal, accounting and other professional services fees incurred in connection with consummating the NTI merger.

Stock compensation related to the NTI merger was $1,100,000 or 4.4% of revenues for the quarter ended June 30, 1997. This was a non-cash charge related to the exercise of stock options by an officer of NTI.

Net loss for the three months ended June 30, 1997 was $(2,639,192) compared to net income of $224,559 for the same period in 1996. The change in net income is primarily associated with the merger expenses and other related charges taken during the quarter ended June 30, 1997.

Accounts receivable net of allowance for doubtful accounts at June 30, 1997 was $15,676,336 as compared to $11,714,585 at March 31, 1997, an increase of 34.6%. This increase is primarily related to the acquisition of ETI.

Customer acquisition costs, net and goodwill, net were $9,062,123 and $21,266,481 at June 30, 1997, respectively. This compared to customer aquisition costs, net of $5,645,730 and goodwill, net of $450,020 at March 31, 1997. This increase is related to the acquisition of ETI. The merger resulted in an intangible asset of approximately $24,795,000 of which $3,815,000 and $20,980,000 have been allocated to customer base and goodwill, respectively.

Long term debt and capital lease obligation increase to $6,687,745 at June 30, 1997 from $2,053,317 at March 31, 1997. This increase is due to the cash paid of $2,054,736 in connection with the merger with ETI and the merger expenses and other related charges incurred in connection with the mergers with both ETI and NTI.

Liquidity and Capital Resources

For the three months ended June 30, 1997, the Company's cash flow used in operating activities was $3,674,974 compared to cash flow provided by operating activities of $1,419,027 for three months ended June 30, 1996. This change is primarily related to incurred merger expenses and other related charges and stock compensation related to the NTI merger during the quarter ended June 30, 1997. Cash used in investing activities during the three months ended June 30, 1997 was $1,495,594 compared to $3,238,424 for the three months ended June 30, 1997. The primary use of cash associated with investing activities is related to the Company's merger and acquisition activities. These out flows were partially offset by proceeds of $669,980 received from the sale of short term investments during the three months ended June 30, 1997. Cash provided by financing activities during the three months ended June 30, 1997 and June 30, 1996 were $4,058,840 and $1,911,603, respectively. The increase is associated with the increase in borrowings under the line of credit to pay the cash portion of the purchase of ETI and certain merger related costs.

In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term facility.
Borrowings under the revolving credit facility may not exceed the lessor of $11,000,000 minus any reserves the lender may deem eligible or 75% of eligible receivables. Borrowings under the revolving facility bear interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolver are repayable in full at maturity on June 1, 1999. The Company was allowed to borrow $3,250,000 under the term facility. The term facility is repayable in 36 equal monthly installment of $90,278 plus accrued interest. The term loan bears interest at the prime rate plus 3%. Substantially all of the assets of the Company are pledged as collateral under the credit facility.
At June 30, 1997 there was $4,205,193 outstanding on the revolver with $1,900,406 available and $2,166,664 outstanding on the term loan.

The credit facility requires compliance with certain financial and operating covenants. During the quarter ended June 30, 1997, the Company negotiated certain amendments to the facility to reflect changes in financial position, and anticipated changes in business strategies and operating results associated with such transactions. At June 30, 1997, the Company was in compliance with the applicable financial and operating covenants.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 21, 1997, the Company was notified that a Director/Shareholder of the Company has brought suit against the Company. The suit is related to a certain escrow agreement previously entered into with two major shareholders of the Company. The suit seeks the release of common stock in the Company which was placed into escrow by the Director in relation to the Company's public offering completed in February of 1994. The number of shares in dispute is 313,344. The outcome of the suit and its impact on the operations and financial condition of the Company cannot be determined at this time. However, the Company believes that the specific criteria under which the common stock was to be released were not met and therefore believes that the shares should be returned to the Company and cancelled according to the provisions of the escrow agreement.

The Company is involved in other legal proceedings generally incidental to its business. While results of these various legal matters contain an element of uncertainty, the Company believes that the probable outcome of any of these matters, or all of them combined, should not have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 11 - Computation of Net Income (Loss) per Common Share

    (b)  Current reports on Form 8-K

         During the quarter ended June 30, 1997, the Company filed the following reports on Form 8-K.

              Form 8-K dated May 7, 1997 and filed on May 9, 1997, reporting under Item 2 Acquisition or Disposition of Assets.

              Form 8-K dated May 8, 1997 and filed on May 12, 1997, reporting under Item 2 Acquisition or Disposition of Assets.

              Form 8-K/A dated June 26, 1997 and filed on June 26, 1997, reporting under Item 7 Financial Statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Network Long Distance, Inc.

Dated: August 13, 1997            By:   /s/  Thomas G. Keefe
                                     ----------------------------------
                                       Thomas G. Keefe
                                       Chief Financial Officer