Form 10-Q
period 1997-09-30
NETWORK LONG DISTANCE INC
filed 1997-11-13
CIK 830488

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997.

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

         For the transition period from ________________ to __________________.

                           Commission File Number:  0-23172

                             NETWORK LONG DISTANCE, INC.
       ------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                     77-1122018
    -------------------------------                   -------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer Identi-
    Incorporation or Organization)                       fication Number)


                            11817 CANON BLVD., SUITE 600
                            NEWPORT NEWS, VIRGINIA  23606
        ---------------------------------------------------------------------
              Address of Principal Executive Offices, Including Zip Code

                                     757-873-1040
             -----------------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)


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

There were 13,149,600 shares of the Registrant's $.0001 par value common stock issued and outstanding as of October 31, 1997.

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Balance Sheets
           September 30, 1997 and March 31, 1997. . . . . . . . . . . . . . .3

    Consolidated Statements of Income
           Three and six months ended September 30, 1997 and 1996 . . . . . .4

    Consolidated Statements of Cash Flows
           Six months ended September 30, 1997 and 1996 . . . . . . . . . . .5

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . 7-10

PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS




                                                                     (Unaudited)
                                                                  Sept. 30, 1997                March 31, 1997
                                                                  --------------                 ---------------
ASSETS
Current Assets
  Cash and cash equivalents                                        $  1,887,012                  $  1,962,216
  Marketable securities                                                 120,892                       788,124
  Accounts receivable, net of allowance for doubtful
  accounts of $3,198,780 and $2,377,000 at September 30, 1997
  and March 31, 1997 respectively                                    17,099,661                    11,714,585
  Other receivables                                                     978,275                       360,965
  Deferred income tax asset                                             541,599                       157,406
  Other current assets                                                  645,797                     1,042,792
                                                                   ------------                  ------------
     Total current assets                                            21,273,236                    16,026,088

Property and equipment
  Land                                                                   75,000                        75,000
  Building and improvement                                              598,692                       562,620
  Telecommunications equipment                                        5,799,884                     4,127,388
  Furniture & Fixtures                                                2,906,333                     1,782,252
                                                                   ------------                  ------------
                                                                      9,379,909                     6,547,260
  Less accumulated depreciation                                       4,313,163                     3,704,812
                                                                   ------------                  ------------
     Total Property & Equipment, net                                  5,066,746                     2,842,448

Customer acquisition costs, net                                       8,601,224                     5,645,730
Goodwill, net                                                        20,997,916                       450,020
Other intangibles, net                                                  176,124                       264,221
Other assets                                                            985,857                     1,134,002
                                                                   ------------                  ------------

     Total assets                                                 $  57,101,103                 $  26,362,509
                                                                   ------------                  ------------
                                                                   ------------                  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                $  11,278,743                    $  507,945
  Accrued transmission cost                                           5,807,139                     7,535,055
  Accrued merger and other related charges                              654,209                        24,450
  Other accrued liabilities                                           3,008,926                     2,786,043
  Customer deposits                                                     134,636                       128,960
  Current maturities of long-term debt and capital
    lease obligations                                                   203,083                     1,244,006
                                                                   ------------                  ------------
     Total Current Liabilities                                       21,086,736                    12,226,459

Deferred income tax liability                                           484,004                       280,866

Long-term debt and capital lease obligation                           1,526,684                     2,053,317

Stockholders' equity
  Common Stock - $.0001 par value; 20,000,000 shares authorized;
     13,149,600 and 9,837,572 shares outstanding
     at September 30, 1997 and March 31, 1997, respectively               1,315                           984
  Additional Paid-In Capital                                         38,758,327                    14,847,728
  Retained Earnings                                                  (4,670,578)                   (2,942,914)
  Treasury Stock                                                        (92,290)                      (92,290)
  Unrealized holding gain (loss) on marketable securities                 6,905                       (11,641)
                                                                   ------------                  ------------
     Total Stockholders' Equity                                      34,003,679                    11,801,867
                                                                   ------------                  ------------

     Total liabilities and stockholders' equity                   $  57,101,103                 $  26,362,509
                                                                   ------------                  ------------
                                                                   ------------                  ------------





      The accompanying notes are an integral part of these financial statements.

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)



                                                         For the three months ended             For the six months ended
                                                                 September 30,                        September 30,
                                                       ---------------------------------   --------------------------------
                                                           1997                1996              1997             1996
                                                      -------------       -------------    -------------     -------------
Revenues (Including excise taxes of $2,815,000 and    $  27,390,554       $  21,714,264    $  52,378,444     $  42,524,138
  $2,205,000 for the six months ended Sept. 30,
  1997 and 1996 respectively and $1,447,000 and
  $1,153,000 for the three months ended Sept. 30,
  1997 and 1996 respectively).

Operating Expenses:
  Transmission costs                                     16,839,509          13,830,000       32,748,482        27,983,756
  Selling, general and administrative                     7,213,206           5,525,225       14,001,695        10,884,983
  Depreciation and amortization                           1,195,237             588,968        2,129,435         1,094,933
  Provision for losses on accounts receivable               992,897             381,491        1,639,009           681,794
  Merger expenses and other related charges                       -                   -        2,225,067                 -
  Stock compensation related to merger                            -                   -        1,100,000                 -
                                                      -------------       -------------    -------------     -------------

  Total operating expenses                               26,240,849          20,325,684       53,843,688        40,645,466

Operating income (loss)                                   1,149,705           1,388,580       (1,465,244)        1,878,672
Interest (income) expense, net                                 (110)           (192,006)        (231,958)         (313,999)
Other (income) expense                                       11,931             (19,029)          31,536           (18,879)
                                                      -------------       -------------    -------------     -------------

Income (loss) before income taxes                         1,161,526           1,177,545       (1,665,666)        1,545,794
Provision (benefit) for income taxes                        250,000             515,921           62,000           659,611
                                                      -------------       -------------    -------------     -------------

Net income (loss) applicable to                             911,526             661,624       (1,727,666)          886,183
  common shareholders

Pro forma adjustment:

  Income tax provision                                            -                   -                -             4,700

Pro forma net income applicable to                     $    911,526        $    661,624     $ (1,727,666)    $     881,483
  common shareholders                                 -------------       -------------    -------------     -------------
                                                      -------------       -------------    -------------     -------------

Net income (loss) per share                            $       0.07        $       0.07     $      (0.14)    $        0.09
                                                      -------------       -------------    -------------     -------------
                                                      -------------       -------------    -------------     -------------

Pro forma net income (loss) per share                  $       0.07        $       0.07     $      (0.14)    $        0.09
                                                      -------------       -------------    -------------     -------------
                                                      -------------       -------------    -------------     -------------





      The accompanying notes are an integral part of these financial statements.

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOW
                                     (Unaudited)



                                                                 For the six months ended September 30,
                                                                 --------------------------------------
                                                                        1997                1996
                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                $ (1,727,664)       $    886,183
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation                                                     723,959             475,957
       Amortization                                                   1,384,645             618,976
       Provision for losses on accounts receivable                      821,780             681,794
       Provision for deferred income taxes                                    -            (274,804)
       Provision (benefit) for employee stock incentive plan             (2,036)             25,374
       Compensation expense related to exercise of stock options      1,100,000                 -
       Gain (Loss) on sale of assets                                    (13,560)                -

       Changes in assets and liabilities, net of effect
        of business combinations:
          (Increase) Decrease in accounts receivable                 (2,155,919)         (1,011,580)
          (Increase) Decrease in other current assets                  (413,902)           (330,152)
          (Increase) Decrease in other assets                           631,740            (724,201)
          Increase (Decrease ) in accrued merger costs                  769,761                -
          Increase (Decrease) in accrued transmission costs          (3,650,515)           (165,744)
          Increase (Decrease ) in accounts payable                    8,608,812             180,322
          Increase (Decrease) in accrued liabilities                 (1,713,923)          1,297,229
                                                                  -------------       -------------
    Net cash provided by (used in) operating activities               4,363,178           1,659,354

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (627,502)           (423,736)
  Sale of short-term investments, net                                   669,980                -
  Acquisition and related costs                                      (2,054,737)         (3,801,004)
  Decrease (Increase) in other intangible assets                         (5,328)             15,365
  Disposal of equipment                                                    (324)            764,363
                                                                  -------------       -------------
    Net cash used in investing activities                            (2,017,911)         (3,445,012)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit                      (29,438)             50,111
  Principal payments on debt                                         (2,450,098)          2,551,696
  Proceeds from issuance of debt                                              -                 -
  Decrease in capital lease obligation                                 (189,247)                -
  Common stock issued pursuant to employee stock plan                    98,312                 -
  Equity issued pursuant to conversion of stock options                 150,000                 -
                                                                  -------------       -------------
    Net cash used in financing activities                            (2,420,471)          2,601,807

    Net increase in cash and cash equivalents                           (75,204)            816,149

    Effect of change in fiscal year-end                                       -             534,589

Cash and cash equivalents at beginning of period                      1,962,216           1,460,232
                                                                  -------------       -------------

Cash and cash equivalents at end of period                         $  1,887,012        $  2,810,970
                                                                  -------------       -------------
                                                                  -------------       -------------




      The accompanying notes are an integral part of these financial statements.

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MERGERS

    In May 1997, Network Long Distance, Inc. (the" Company") merged with
Eastern Telecom International Corporation (ETI), a provider of long distance telecommunication services, in a transaction accounted for as a purchase. The merger was consummated with the issuance of 3,633,272 shares of the Company's common stock and cash payments of $1,500,000. Of the 3,633,272 shares issued, 63,492 shares are held in escrow pending resolution of purchase price contingencies. The transaction resulted in an intangible asset of approximately $24,795,000 of which $3,815,000 and $20,980,000 have been allocated to customer base and goodwill, respectively. The Company is amortizing the customer base over a useful life of 6 years and the goodwill over a useful life of 20 years. The following represents the proforma results of operations of the Company and ETI for the six months ended September 30, 1997 and 1996 as if the acquisition had occurred as of the earliest date presented.

                                        For the six months ended September 30,
                                           1997                        1996
                                         -----------              -----------

    Revenues                             $54,975,590              $53,944,683

    Net (loss) income                     (2,986,053)                 497,279

    Net income per share                 $     (0.23)             $      0.04


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

NOTE 3 - NET INCOME (LOSS) PER SHARE

    Net income (loss) per share was calculated based on the following number of common and common equivalent shares outstanding: 13,166,454 and 9,544,254 for the three months ended September 30, 1997 and 1996, respectively, 12,188,526 and 9,458,594 and for the six months ended September 30, 1997 and 1996, respectively.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    For the six months ended September 30, 1997 and 1996, interest paid amounted to $328,000 and $255,000, respectively. Income taxes paid by the Company during the six months ended September, 1997 and 1996 were $62,000 and $228,000, respectively.

                          MANAGEMENT'S DISCUSSION & ANALYSIS
                                OF FINANCIAL CONDITION
                               & RESULTS OF OPERATIONS

    The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended September 30, 1997 and 1996. The information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

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

RESULTS OF OPERATIONS

    The Company has expanded rapidly as an ongoing result of its dual focus on internal sales growth complemented by the addition of calling volume generated through mergers and acquisitions. As a consequence, revenues, which are principally derived from the number of minutes of use billed by the Company, have increased.

    For the second fiscal quarter of 1998, revenues, inclusive of excise taxes and fees, were $27,390,554, compared to $21,714,264 for the second fiscal quarter of 1997, an increase of 26.1%. For the six month periods ended September 30, 1997 and 1996, revenues, inclusive of excise taxes and fees, were $52,378,444 and $42,524,138, respectively. This represents a 23.2% increase. The increase in revenues is primarily the result of the Company's acquisition of ETI in May of 1997.

The acquisition of ETI was accounted for as a purchase and therefore its results are not included in the three and six month periods ended September 30, 1996.

    Cost for telecommunications for the three months ended September 30, 1997 and 1996 were $16,839,509 and $13,830,000, respectively. This represented approximately 61.5% of revenues for the three month period ended September 30, 1997 and 63.7% for the same period in 1996. For the six months ended September 30, 1997 and 1996, cost of telecommunications was $32,748,482 and $27,983,756, respectively. This represented approximately 62.5% of revenues for the six months ended September 30, 1997 and 65.8% for the same period in 1996. The reduction in telecommunication costs as a percent of revenues is associated with the Company's consolidation of its facilities and from the increased calling volume related to its acquisitions of NTI and ETI during the six months ended September 30, 1997.

    Selling, general and administrative expenses were $7,213,206 and $5,525,225 for the three months ended September 30, 1997 and 1996, respectively. This represented approximately 26.3% of revenues for the three months ended September 30, 1997 and 25.4% of revenues for the same period in 1996. For the six months ended September 30, 1997 and 1996, SG&A expenses were $14,001,695 and 10,884,983 or approximately 26.7% and 25.6% of revenues, respectively. The increases in SG&A are primarily due to increases in personnel costs, commissions, taxes, and professional fees associated with the Company's continued growth and expanded mergers and acquisitions program.

    Depreciation and amortization expense for the three months ended September 30, 1997 was $1,195,237 or 4.4% of revenues. This compared to $588,968 or 2.7%
of revenues for the same period in 1996. For the six month period ended September 30, 1997, depreciation and amortization was $2,129,435 or 4.1% of revenues compared to $1,094,933 or 2.6% of revenues for the same period in 1996. These increases are primarily associated with the amortization of the customer base and goodwill resulting from the Company's acquisition of ETI in May of 1997.

    The provision for losses on accounts receivable for the three month period ended September 30, 1997 was $992,897 or 3.6% of revenues. This compared to $381,491 or 1.8% of revenues for the same period in 1996. For the six month period ended September 30, 1997, the provision for losses on accounts receivable was $1,639,009 or 3.1% of revenues compared to $681,794 or 1.6% of revenues for the same period in 1996. These increases are associated with the Company's continued growth in revenues and accounts receivable.

    Merger expenses and other related charges for the six month period ended September 30, 1997 were $2,225,067 or 4.2% of revenues for that same period. These expenses consisted of $505,000 related to severance payments to former officers and various other employees of the Company, $330,000 related to integration, relocation and facilities related charges, $350,000 related to certain legal and regulatory matters and contingencies, $1,040,000 related to financial advisory, legal, accounting and other professional services incurred in connection with consummating the ETI and NTI acquisitions.

    Non-recurring stock compensation expense related to the NTI merger was $1,100,000 or 2.1% of revenues for the six month period ended September 30, 1997. This was a non-cash charge related to the exercise of stock options by an officer of NTI.

    Net income for the three months ended September 30, 1997 was $911,526, compared to $661,624 for same period in 1996. For the six month period ended September 30, 1997, the Company had a net loss of $(1,727,666) compared to net income of $886,183 for the same period in 1996. The increase in net income for the three months ended September 30, 1997 as compared to the same period in 1996 is primarily attributable to the decrease in telecommunication costs as a percent of revenues. The decrease in net income for the six month period ended September 30, 1997 as compared to the same period in 1996 is due to the merger expenses and other related charges and the stock compensation charge both of which were taken during the first fiscal quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended September 30, 1997, the Company's cash flow provided by operating activities was $4,363,178 compared to cash flow provided by operating activities of $1,659,354 for the six months ended September 30, 1996. For the six months ended September 30, 1997, the Company's cash used in investing activities was $2,017,911, compared to $3,445,012 of cash used in investing activities for the six months ended September 30, 1996. The primary use of cash in investing activities during both the six months ended September 30, 1997 and 1996 was related to the Company's acquisition program. During the six months ended September 30, 1997, the Company merged with ETI and NTI and during the six months ended September 30, 1996, the Company acquired a customer base from Universal Network Services. Net cash used in financing activities during the six months ended September 30, 1997 were $2,420,471 compared to net cash provided by financing activities during the same period of 1996 of $2,601,807. During the six months ended September 30, 1997, the Company paid off the remaining balance owed under a term loan entered into during May of 1996.

    In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the facility may not exceed the lesser of $11,000,000 minus any reserves the lender may deem eligible or 75% of
eligible receivables.   Borrowings under the revolver will bear interest at the
prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company was allowed to borrow $3,250,000 under the term loan facility. The term loan was repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan bore interest at the prime rate plus 3%. During the three months ended September 30, 1997, the Company repaid the remaining balance due under the term loan. Substantially all of the assets of the Company are pledged as collateral under the credit facility.

                                       PART II

                                  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

        None

Item 2:  CHANGES IN SECURITIES

        None

Item 3:  DEFAULT UPON SENIOR SECURITIES

        None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5:  OTHER INFORMATION

        None

Item 6:  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

        (a) Exhibits - None.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETWORK LONG DISTANCE, INC.



Dated:  November 13, 1997                   By: /s/Thomas G. Keefe
                                               -------------------------------
                                                 Chief Financial Officer