Form 10-Q
period 1997-12-31
NETWORK LONG DISTANCE INC
filed 1998-02-13
CIK 830488

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 1997.

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________ to ___________________.

                       Commission File Number:  0-23172

                          NETWORK LONG DISTANCE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                    77-1122018
     -------------------------------                   ----------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

                        11817 CANON BLVD., SUITE 600
                        NEWPORT NEWS, VIRGINIA  23606
        ----------------------------------------------------------
        Address of Principal Executive Offices, Including Zip Code

                                 757-873-1040
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

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

There were 13,391,878 shares of the Registrant's $.0001 par value common stock issued and outstanding as of January 31, 1998.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                   FOR THE QUARTER ENDED DECEMBER 31, 1997

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Balance Sheets
       December 31, 1997 and March 31, 1997. . . . . . . . . . . . . . .     3

    Consolidated Statements of Income
       Three and nine months ended December 31, 1997 and 1996. . . . . .     4

    Consolidated Statements of Cash Flows
       Nine months ended December 31, 1997 and 1996. . . . . . . . . . .     5

    Notes to Consolidated Financial Statements . . . . . . . . . . . . .   6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .  9-12

PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K . . . . . . . . . . . . . . . .    13

SIGNATURES. .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                     NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                    Dec. 31, 1997   March 31, 1997
                                                                    -------------   --------------
ASSETS

Current assets
     Cash and cash equivalents                                      $  1,087,067     $ 1,962,216
     Marketable securities                                                     -         788,124
     Accounts receivable, net of allowance for doubtful
      accounts of $2,338,000 and $2,377,000 at December 31, 1997
      and March 31, 1997 respectively                                  16,592,857     11,714,585
     Other receivables                                                    385,299        360,965
     Deferred income tax asset                                            344,599        157,406
     Other current assets                                                 723,284        930,491
                                                                    -------------    -----------
          Total current assets                                         19,133,106     15,913,787

Property and equipment
     Land                                                                  50,000         75,000
     Building and improvement                                             554,890        562,620
     Telecommunications equipment                                       5,440,388      4,274,989
     Furniture & fixtures                                               3,250,402      1,782,252
                                                                    -------------    -----------
                                                                        9,295,680      6,694,861
     Less accumulated depreciation                                      4,357,809      3,704,812
                                                                    -------------    -----------
          Total property & equipment, net                               4,937,871      2,990,049

Customer acquisition costs, net                                         4,904,295      5,645,730
Goodwill, net                                                          20,749,526        450,020
Other intangibles, net                                                     44,637        264,221
Other assets                                                              140,792        919,702
                                                                    -------------    -----------

          Total assets                                                $49,910,227    $26,183,509
                                                                    -------------    -----------
                                                                    -------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                 $ 1,381,560    $   507,945
     Accrued transmission cost                                         12,486,589      7,535,055
     Accrued merger and other related charges                             345,000         24,450
     Accrued compensation                                               1,193,073        855,261
     Other accrued liabilities                                          3,071,147      2,059,742
     Current maturities of long-term debt and capital lease
      obligations                                                         117,516      1,244,006
                                                                    -------------    -----------
          Total current liabilities                                    18,594,885     12,226,459

Deferred income tax liability                                             676,114        101,866

Long-term debt and capital lease obligation                             1,024,739      2,053,317

Series A convertible preferred stock - $.01 par value; no shares issued and outstanding at December 31, 1997 and March 31, 1997
     respectively                                                            -              -

Stockholders' equity
     Common stock - $.0001 par value; 20,000,000 shares authorized;
          13,391,878 and 10,079,848 shares outstanding
          at December 31, 1997 and March 31, 1997, respectively             1,339          1,008

     Additional paid-in capital                                        38,758,303     14,847,704
     Retained earnings (deficit)                                       (9,052,863)    (2,942,914)
     Treasury stock                                                       (92,290)       (92,290)
     Unrealized holding loss on marketable securities                           -        (11,641)
                                                                    -------------    -----------
          Total stockholders' equity                                   29,614,489     11,801,867
                                                                    -------------    -----------

          Total liabilities and stockholders' equity                $  49,910,227    $26,183,509
                                                                    -------------    -----------
                                                                    -------------    -----------

 The accompanying notes are an integral part of these financial statements.

                  NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             For the three months ended        For the nine months ended
                                                                    December 31,                     December 31,
                                                             --------------------------       ----------------------------
                                                                 1997           1996             1997              1996
                                                             -----------    -----------       -----------      -----------
Revenues (including excise taxes of $4,260,000 and           $26,085,075    $20,906,082       $78,463,517      $63,430,220
     $3,334,000 for the nine months ended Dec. 31,
     1997 and 1996, respectively and $1,445,000 and
     $1,129,000 for the three months ended Dec. 31,
     1997 and 1996, respectively)

Operating expenses:
     Transmission costs                                       16,478,531     13,969,971        49,227,012       41,953,727
     Selling, general and administrative                       7,248,664      5,851,986        21,250,354       16,604,849
     Depreciation and amortization                             1,207,754        672,866         3,337,189        1,767,799
     Provision for losses on accounts receivable                 715,476      2,038,334         2,354,485        2,852,098
     Merger expenses and other related charges                   271,378              -         2,496,445                -
     Provision to reduce carrying value of certain assets      4,024,946      4,050,000         4,024,946        4,050,000
     Stock compensation related to merger                              -              -         1,100,000                -
                                                             -----------    -----------       -----------      -----------

     Total operating expenses                                 29,946,749     26,583,157        83,790,431       67,228,473

Operating income (loss)                                       (3,861,674)    (5,677,075)       (5,326,914)      (3,798,253)
Interest (income) expense, net                                   104,311        135,379           336,269          449,378
Other (income) expense                                           (68,587)             -          (100,123)          19,031
                                                             -----------    -----------       -----------      -----------

Income (loss) before income taxes                             (3,897,398)    (5,812,454)       (5,563,060)      (4,266,662)
Provision (benefit) for income taxes                             484,888       (812,329)          546,888         (152,718)
                                                             -----------    -----------       -----------      -----------

Net income (loss) applicable to
     common shareholders                                     $(4,382,286)   $(5,000,125)      $(6,109,948)     $(4,113,944)
                                                             -----------    -----------       -----------      -----------
                                                             -----------    -----------       -----------      -----------


Net income (loss) per share - basic and diluted              $     (0.34)   $     (0.54)      $     (0.49)     $     (0.45)
                                                             -----------    -----------       -----------      -----------
                                                             -----------    -----------       -----------      -----------

 The accompanying notes are an integral part of these financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED DEC. 31,
                                                   ----------------------------------
                                                           1997         1996
                                                   ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(6,109,948) $(4,113,944)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                       1,200,104      818,462
      Amortization                                       2,137,085      949,337
      Provision for bad debts                            2,354,485    2,852,098
      Provision for deferred income taxes                      -     (1,157,374)
      Gain on sale of assets                                22,928          -
      Provision for employee stock incentive plan            4,091       38,062
      Compensation expense related to exercise of stock
        options                                          1,100,000          -
      Loss on impairment of certain assets               4,024,946    4,050,000
      Changes in assets and liabilities, net of effect
        of business combinations:
          (Increase) decrease in accounts receivable    (3,181,820)  (1,055,342)
          (Increase) decrease in other current assets      179,074      123,241
          (Increase) decrease in other assets              699,723      218,596
          Increase (decrease) in accrued transmission
            costs                                        3,028,935    1,572,185
          Increase (decrease ) in accounts payable      (1,343,371)  (1,643,607)
          Increase (decrease ) in accrued merger costs     320,550          -
          Increase (decrease) in accrued liabilities      (210,283)     772,134
                                                       -----------  -----------
  Net cash provided by (used in) operating activities    4,226,499    3,423,848

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (1,121,965)    (493,138)
  Sale of short-term investments, net                      788,124   (3,829,181)
  Acquisition and related costs                         (2,508,493)         -
  Decrease (increase) in other intangible assets           (45,394)      92,399
  Proceeds from disposal of equipment                          -        764,363
                                                       -----------  -----------
    Net cash used in investing activities               (2,887,728)  (3,465,557)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit         625,793   (1,378,689)
  Principal payments on debt                            (2,452,044)  (1,008,169)
  Proceeds from issuance of debt                               -      3,250,000
  Decrease in capital lease obligation                    (635,981)     (63,305)
  Common stock issued pursuant to employee stock plan       98,312          -
  Equity issued pursuant to conversion of stock options    150,000          -
                                                       -----------  -----------
    Net cash used in financing activities               (2,213,920)    799,837

    Net increase in cash and cash equivalents             (875,149)    758,128

    Effect of change in fiscal year-end                        -       536,588

Cash and cash equivalents at beginning of period         1,962,216   1,460,232
                                                       -----------  -----------
Cash and cash equivalents at end of period             $ 1,087,067 $ 2,754,948
                                                       -----------  -----------
                                                       -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                 NETWORK LONG DISTANCE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGERS

In May 1997, Network Long Distance, Inc. (the "Company") merged with Eastern Telecom International Corporation (ETI), a provider of long distance telecommunication services, in a transaction accounted for as a purchase.
The merger was consummated with the issuance of 3,633,272 shares of the Company's common stock and cash payments of $1,500,000. The transaction resulted in an intangible asset of approximately $25,248,000 of which $3,815,000 and $21,433,000 have been allocated to customer base and goodwill, respectively. The Company is amortizing the customer base over a useful life of 3 years and the goodwill over a useful life of 20 years. The following represents the proforma results of operations of the Company and ETI for the nine months ended December 31, 1997 and 1996 as if the acquisition had occurred as of the earliest date presented.

                                   For the nine months ended December 31,
                                      1997                       1996
                                   -----------                -----------
     Revenues                      $81,061,000                $79,037,000
     Net (loss) income              (7,368,000)                (3,661,000)
     Net income per share          $     (0.57)               $     (0.29)

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

NOTE 3 - REDUCTION IN CARRYING VALUE OF CERTAIN ASSETS

During the three month period ended December 31, 1997 the Company incurred non-cash charges related to a reduction in the carrying value of intangible assets associated with certain acquisitions. During the quarter, current Management noted that the attrition rates of the customer bases acquired under these acquisitions (the revenue of which currently represents less than 10% of total Company revenue) were substantially higher than the attrition expectations formerly established when the bases were previously analyzed in the quarters ended December 31, 1996 and March 31, 1997. As a result, applying the requirements of Statement of Financial Accounting Standard No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), Management revised estimates of the recoverability of these intangible assets, resulting in a non-cash charge of $3,732,000. The write-down included $1,137,000 for customer acquisition costs associated with the purchase of selected assets from Value Tel, Inc., $431,000 for goodwill and $1,000,000 for customer acquisition costs associated with the purchase of selected assets from Universal Network Services, Inc., and the remaining amount for customer acquisition costs associated with the purchase of ten other customer bases. The fair values of these assets were determined by estimating the present value of future cash flows to be generated by these assets.

Because of the higher than expected attrition rates, the Company analyzed the expected remaining lives of its customer base intangibles in accordance with SFAS 121. Consequently, the Company has established new periods for amortizing its customer base acquisition costs that it believes to be reasonable estimates of the remaining lives of these intangibles. After the Company's reassessment of amortization periods for its customer base acquisition costs, the remaining useful lives assigned by the Company are three years.

In connection with the revision of customer acquisition costs noted above, the Company reviewed the carrying values of other long-lived assets, applying the requirements of SFAS 121, and recognized impairments of $94,000 in other intangible assets, $130,000 for a decommissioned switch to be disposed of, and $69,000 for real estate to be disposed of.

NOTE 4 - MERGER EXPENSES AND RELATED CHARGES

The Company incurred merger expenses and other related charges of $271,000 during the quarter ended December 31, 1997. This amount consisted of severance payments, professional service fees and billing expenses incurred in connection with the integration and consolidation of the ETI and National Teleservice, Inc. (NTI) mergers in May, 1997.

NOTE 5 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share was calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". For the three months ended December 31, 1997 and 1996, weighted average shares outstanding on a basic and diluted basis were 12,836,256 and 9,201,018, respectively.
For the nine months ended December 31, 1997 and 1996, weighted average shares outstanding on a basic and diluted basis were 12,404,436 and 9,157,764, respectively. For all periods presented, the common stock equivalents were not considered because their effects would be anti-dilutive.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine months ended December 31, 1997 and 1996, interest paid amounted to $395,000 and $465,000, respectively. Income taxes paid by the Company during the nine months ended December 31, 1997 and 1996 were $62,000 and $368,000, respectively.

NOTE 7 - PROPOSED MERGER

In December 1997, the Company signed a definitive agreement to merge with IXC Communications, Inc. (IXC). Upon closing (which is expected to occur in the second calendar quarter of 1998), IXC will acquire 100% of the outstanding common stock of the Company and the Company will become a wholly owned subsidiary of IXC. Under terms of the agreement, shareholders of the Company will receive 0.2998 shares of IXC common stock for each share of the Company's common stock. Warrants of the Company will be converted into options to purchase shares of IXC common stock at the exchange ratio of
0.2998. In addition, upon closing of the transaction, the Company will change its name to Eclipse Telecommunications, Inc. trading as Eclipse Communications.

NOTE 8 - YEAR 2000 COMPLIANCE

The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.
The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

NOTE 9 - CONSOLIDATION OF SUBSIDIARIES

On December 31, 1997 the Company merged its wholly owned subsidiaries into the Company. The Company concurrently commenced to conduct business operations under the registered name, "Eclipse Communications".

The former subsidiaries, and new divisional designations, are:

     United Wats, Inc. (UWI):   Eclipse Communications -- Affinity Division
     Long Distance Telecom, Inc.:  Eclipse Communications -- Mid-Atlantic
     Division
     Eastern Telecom International Corporation (ETI): Eclipse Communications - Mid-Atlantic Division
     National Teleservice, Inc. (NTI):  Eclipse Communications -- Midwest
     Division

The former headquarters of the Company in Baton Rouge, Louisiana represents the Company's Southeast Division (Eclipse Communications - Southeast Division).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months and nine months ended December 31, 1997 and 1996 after giving effect to the May, 1997 merger with National Teleservice, Inc. (NTI), which was accounted for as a pooling-of-interests. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995.

GENERAL

The Company has expanded rapidly as an ongoing result of its dual focus on internal sales growth complemented by the addition of calling volume generated through mergers and acquisitions.

In May 1997, the Company merged with Eastern Telecom International Corporation (ETI). To consumate the merger, 3,633,272 shares of the Company's common stock and cash payments of $1,500,000 were issued in exchange for 100% of the outstanding stock of ETI. The transaction was accounted for as a purchase and therefore ETI's results of operations are not included in the three and nine month periods ended December 31, 1996.
Results for the nine months ended December 31, 1997 include ETI since the date of acquisition.

In December 1997, the Company signed a definitive agreement to merge with IXC Communications, Inc. (IXC). Upon closing (which is expected to occur in the second calendar quarter of 1998), IXC will acquire 100% of the outstanding common stock of the Company and the Company will become a wholly owned subsidiary of IXC. Under terms of the agreement, shareholders of the Company will receive 0.2998 shares of IXC common stock for each share of the Company's common stock. Warrants of the Company will be converted into options to purchase shares of IXC common stock at the exchange ratio of
0.2998. In addition, upon closing of the transaction, the Company will change its name to Eclipse Telecommunications, Inc. trading as Eclipse Communications.

RESULTS OF OPERATIONS

Revenues (inclusive of excise taxes and fees) for the three months ended December 31, 1997 were $26,085,075 compared to $20,906,082 for the same period in 1996, an increase of 24.8%. The increase for the quarter is attributed primarily to the ETI acquisition. Without the acquisition, quarterly revenues would have been approximately unchanged from the year earlier quarter. Revenues for the nine months ended December 31, 1997 were $78,463,517 compared to $63,430,220 for the same period in 1996, an increase of 23.7%. The increase for the nine month period is attributed to the ETI acquisition, without which there would have been a decrease of approximately 6% in revenues from the year earlier nine month period. Such decrease stemmed primarily from higher than normal attrition rates in customer base acquisitions (see Note 3 to Notes to Consolidated Financial Statements).

Transmission costs for the three months ended December 31, 1997 were $16,478,531 or 63.2% of revenues. For the three months ended December 31, 1996, transmission costs were $13,969,971 or 66.8% of revenues. Transmission costs for the nine months ended December 31, 1997 and 1996, were $49,227,012 and $41,953,727 respectively, or, 62.7% of revenues in 1997 and 66.1% in 1996. The reduction in transmission costs as a percent of revenues is associated with increased calling volumes, the consolidation of the Company's facilities and the renegotiation of certain underlying carrier agreements.

Selling, general and administrative expenses for the three and nine months ended December 31, 1997 were $7,248,664 or 27.8% of revenues and $21,250,354 or 27.1% of revenues, respectively. This compared to $5,851,986 or 28.0% of revenues and $16,604,849 or 26.2% of revenues for the three and nine months ended December 31, 1996, respectively. Although revenues have increased, SG&A expenses, as a percentage of revenues, have remained relatively flat due to increases in commissions and personnel costs related to the continued growth of the company and professional fees related to its on-going mergers and acquisitions activities.

Depreciation and amortization expense for the three months ended December 31, 1997 and 1996, was $1,207,754 and $672,866, or 4.6% and 3.2% of revenues, respectively. For the nine months ended December 31, 1997 and 1996, depreciation and amortization expenses were $3,337,189 and $1,767,799, or 4.3% and 2.8%, respectively. The increase is related to the amortization of the intangible of approximately $25,248,000 created by the merger with ETI in May 1997.

Provision for losses on accounts receivable for the three months ended December 31, 1997 and 1996 was $715,476 and $2,038,334, or 2.7% and 9.7% of
revenues, respectively. For the nine months ended December 31, 1997 and 1996, the provision for losses on accounts receivable was $2,354,485 and $2,852,098, or 3.0% and 4.5% of revenues, respectively. During the three month period ended December 31, 1996 the Company chose to de-emphasize its wholesale operations and revise its policies associated with provision for losses and write-off of accounts receivable which resulted in an additional charge of $1,000,000 (after tax). For the nine month period ended December 31, 1997, the revised policy for provision for losses on accounts receivable resulted in a higher provision for delinquent accounts as a percentage of amounts owed by such accounts, resulting in the 3.0% provision for losses on accounts receivable as a percentage of revenue noted above.

Merger expenses and related charges for the three months ended December 31, 1997 were $271,378 or 1.0% of revenues and $2,496,445 or 3.2% of revenues for the nine months ended December 31,1997. For the three months ended December 31, 1997, these expenses consisted of $171,000 for employee severance payments, $75,000 in additional legal expenses, and $25,000 related to billing and other integration expenses. Merger expenses and other related charges for the nine month period ended December 31, 1997 consisted of $676,000 for severance payments to former officers and various other employees of the Company, $355,000 for integration, relocation and other facilities related charges, $425,000 related to certain legal and regulatory matters and contingencies and $1,040,000 related to financial advisory, legal, accounting and other professional services incurred in connection with consummating the ETI and NTI acquisitions.

During the three month period ended December 31, 1997 the Company incurred non-cash charges related to a reduction in the carrying value of certain intangible assets. During the quarter, current Management noted that the attrition rates of the customer bases acquired under these acquisitions (the revenue of which currently represents less than 10% of total Company revenue) were substantially higher than the attrition expectations formerly established when the bases were previously analyzed in the quarters ended December 31, 1996 and March 31, 1997. As a result, applying the requirements of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), Management revised estimates of the recoverability of these intangible assets, resulting in a non-cash charge of $3,732,000. The write-down included $1,137,000 for customer acquisition costs associated with the purchase of selected assets from Value Tel, Inc., $431,000 for goodwill and $1,000,000 for customer acquisition costs associated with the purchase of selected assets from Universal Network Services, Inc., and the remaining amount for customer acquisition costs associated with the purchase of ten other customer bases. The fair values of these assets were determined by estimating the present value of future cash flows to be generated by these assets.

Non-recurring stock compensation expense related to the NTI merger was $1,100,000 or 1.4% of revenues for the nine month period ended December 31, 1997. This was a non-cash charge related to the exercise of stock options by an officer of NTI.

The Company incurred a net loss for the three months ended December 31, 1997 of $(4,382,286), compared to a net loss of $(5,000,125) for same period in 1996. For the nine month period ended December 31, 1997, the Company had a net loss of $(6,109,948) compared to a net loss of $(4,113,944) for the same period in 1996. The decrease in the net loss for the three months ended December 31, 1997 as compared to the same period in 1996 is primarily attributable to the decrease in transmission costs as a percent of revenues and the reduction in the provision for losses on accounts receivable. These reductions were partially offset by increases in depreciation and amortization. The increase in the net loss for the nine month period ended December 31, 1997, as compared to the same period in 1996, is due to the merger expenses and other related charges and the stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1997, the Company's cash flow provided by operating activities was $4,226,499 compared to cash flow provided by operating activities of $3,423,848 for the nine months ended December 31, 1996. For the nine months ended December 31, 1997, the Company's cash used in investing activities was $2,887,728, compared to $3,465,557 used in investing activities for the nine months ended December 31, 1996. The primary use of cash in investing activities during both the nine months ended December 31, 1997 and 1996, was related to the Company's acquisition program. During the nine months ended December 31, 1997, the Company merged with ETI and NTI and during the nine months ended December 31, 1996, the Company acquired a customer base from Universal Network Services, Inc. Net cash used in financing activities during the nine months ended December 31, 1997 was $2,213,920 compared to net cash provided by financing activities during the same period of 1996 of $799,837. During the nine months ended December 31, 1997, the Company paid off the remaining balance owed under a term loan entered into during May of 1996.

In May 1996, the Company entered into a $14,250,000 credit facility with a bank which includes a revolving credit facility and term loan facility. Borrowings under the revolving credit portion of the facility may not exceed the lesser of $11,000,000 minus any reserves the lender may deem eligible or
75% of eligible receivables.   Borrowings under the revolver will bear
interest at the prime rate plus 0.75%. Borrowings and unpaid interest on the revolving facility are repayable in full at maturity of the facility on June 1, 1999. The Company was allowed to borrow $3,250,000 under the term loan facility. The term loan was repayable in 36 equal monthly installments of $90,278 plus accrued interest. The term loan bore interest at the prime rate plus 3%. During the nine months ended December 31, 1997, the Company repaid the remaining balance due under the term loan. Substantially all of the assets of the Company are pledged as collateral under the credit facility.

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

        None

Item 5:  OTHER INFORMATION

        None

Item 6:  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

        (a)   Exhibits - None.

        (b)   Current reports on Form 8-K

              Form 8-K dated December 22, 1997 and filed on December 23, 1997 reporting under Item 5 Other Events.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETWORK LONG DISTANCE, INC.



Dated:  February 12, 1998              By: /s/Thomas G. Keefe
                                           --------------------------------
                                           Chief Financial Officer